Form 10-Q
period 1996-06-29
CONVERSE INC
filed 1996-08-09
CIK 716934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

                         COMMISSION FILE NUMBER 1-13430


                                 CONVERSE INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                  04-1419731
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

     ONE FORDHAM ROAD                                   01864
  NORTH READING, MASSACHUSETTS                        (Zip Code)
  (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (508) 664-1100

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.


                          X
                     Yes ___                           No ___

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


    AS OF JUNE 29, 1996, 16,692,156 SHARES OF COMMON STOCK WERE OUTSTANDING.

                               TABLE OF CONTENTS



                                                                    PAGE
PART I:   FINANCIAL INFORMATION

          Item 1.    Condensed Consolidated Financial Statements
                     A. Condensed Consolidated Balance Sheets         1
                     B. Condensed Consolidated Statements of
                              Operations                              2
                     C. Condensed Consolidated Statements of
                              Cash Flows                              3
                     D. Notes to Condensed Consolidated
                              Financial Statements                    4

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    9

PART II:  OTHER INFORMATION

          Item 1.    Legal Proceedings                               15
          Item 2.    Changes in Securities                           16
          Item 3.    Defaults Upon Senior Securities                 16
          Item 4.    Submission of Matters to a Vote of
                     Security Holders                                16
          Item 5.    Other Information                               17
          Item 6.    Exhibits and Reports on Form 8-K                17

         SIGNATURE                                                   18


                        PART I  -  FINANCIAL INFORMATION

  ITEM 1.             FINANCIAL STATEMENTS

                         CONVERSE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                          DECEMBER 30,         JUNE 29,
                                             1995                1996
                                        -------------        ------------
Assets
Current assets:
     Cash and cash equivalents..........   $  2,738            $  4,031
     Restricted cash....................        443                 889
     Receivables, less allowances of
      $2,237 and $1,715 respectively....     61,688              73,485
     Inventories (Note 3)...............     81,903              97,209
     Refundable income taxes............     11,377                 ---
     Prepaid expenses and other current
      assets............................     21,059              22,647
                                           --------            --------
        Total current assets............    179,208             198,261
                                           --------            --------
Asset held for sale (Note 7)............      3,066                 ---
Net property, plant and equipment.......     15,521              17,058
Other assets............................     26,712              24,884
                                           --------            --------
                                           $224,507            $240,203
                                           ========            ========
Liabilities and Stockholders' Equity
 (Deficiency)
Current liabilities:
     Short-term debt (Note 4)...........     13,906              19,721
     Current maturities of long-term
      debt..............................      6,324               5,987
     Accounts payable...................     34,208              50,027
     Accrued expenses...................     33,295              27,251
     Income taxes payable...............      1,795               2,237
                                           --------            --------
        Total current liabilities.......     89,528             105,223
Long-term debt, less current maturities
 (Note 4)...............................    112,824             121,088
Current assets in excess of
 reorganization value...................     34,454              33,415
Deferred postretirement benefits other
 than pensions..........................     10,386              10,284
Stockholders' equity (deficiency):
     Common stock, $1.00 stated
      value, 50,000,000 shares
      authorized, 16,692,156
      shares issued and
      outstanding.......................     16,692              16,692
     Preferred stock, no par value,
      authorized 10,000,000 shares,
      none issued and outstanding.......        ---                 ---
     Additional paid in capital.........      3,528               3,528
     Retained earnings (deficit)........    (41,830)            (48,833)
     Foreign currency translation            (1,075)             (1,194)
      adjustment........................   --------            --------
        Total stockholders' equity
         (deficiency)...................    (22,685)            (29,807)
                                           --------            --------
                                           $224,507            $240,203
                                           ========            ========

     See accompanying notes to condensed consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)






                                               THREE MONTHS ENDED            SIX   MONTHS ENDED
                                          ----------------------------  -----------------------------
                                          JULY 1, 1995   JUNE 29,1996   JULY 1, 1995   JUNE 29, 1996
                                          -------------  -------------  -------------  --------------

Net sales...............................    $   89,324        $79,907       $220,520        $166,458
Cost of sales...........................        59,509         57,020        145,037         121,954
                                            ----------        -------       --------        --------
Gross profit............................        29,815         22,887         75,483          44,504
Selling, general and administrative
 expenses...............................        42,673         29,129         74,560          55,435
Royalty income..........................         4,448          6,317          7,751          11,245
Restructuring expense (credit) (Note 7).         1,000         (2,209)         1,000          (2,209)
                                            ----------        -------       --------        --------
Earnings (loss) from operations.........        (9,410)         2,284          7,674           2,523
Loss on investment in unconsolidated
 subsidiary (Note 5)....................        41,599            515         41,599             515
Interest expense........................         3,042          4,256          5,993           8,093
Other (income) expense, net.............        (1,584)           621         (1,517)          1,497
                                            ----------        -------       --------        --------
Earnings (loss) before income tax.......       (52,467)        (3,108)       (38,401)         (7,582)
Income tax expense (benefit)............       (20,114)           635        (14,558)           (580)
                                            ----------        -------       --------        --------
Net earnings (loss).....................     ($ 32,353)       $(3,743)      $(23,843)       $ (7,002)
                                            ==========        =======       ========        ========
Net earnings (loss) per share...........        $(1.94)        $(0.22)        $(1.43)         $(0.42)
                                            ==========        =======       ========        ========
Weighted average number of common               16,692         16,692         16,692          16,692
 shares (Note 2)........................    ==========        =======       ========        ========





     See accompanying notes to condensed consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                  SIX MONTHS ENDED
                                          --------------------------------
                                           JULY 1, 1995     JUNE 29, 1996
                                          -------------    ---------------
Cash flows from operating activities:
 Net earnings (loss).................       $(23,843)       $ (7,002)
 Adjustments to reconcile net earnings
  (loss) to net cash provided by
  (required for) operating activities:
       Loss on investment in
        unconsolidated subsidiary.......       41,599             515
       Provision for (reversal of)
        restructuring actions...........        1,000          (2,209)
       Depreciation of property, plant
        and equipment...................        1,386           1,630
       Amortization of intangible assets          164             222
       Amortization of current assets
        in excess of reorganization
        value...........................       (1,039)         (1,039)
       Deferred income taxes............       (5,143)         (3,337)
 Changes in assets and liabilities:
       Receivables......................      (21,986)        (11,797)
       Inventories......................      (11,053)        (15,306)
       Refundable income taxes..........      (11,612)         11,377
       Prepaid expenses and other current
        assets..........................      (1,309)          1,295
       Accounts payable and accrued
        expenses........................      15,189           9,250
       Income taxes payable.............      (1,573)            442
       Other long-term assets and
        liabilities.....................         709           1,393
                                            --------        --------
           Net cash required for
           operating activities.........     (17,511)        (14,566)
                                            --------        --------
Cash flows from investing activities:
       Advances to unconsolidated
        subsidiary......................      (8,563)            ---
       Proceeds from disposal of assets.         ---           5,101
       Additions to property, plant and
        equipment.......................      (4,655)         (2,984)
                                            --------        --------
           Net cash provided (used)
           by investing  activities.....     (13,218)          2,117
                                            --------        --------
Cash flows from financing activities:
    Net proceeds from debt..............      31,491          13,742
                                            --------        --------
           Net cash provided by
           financing activities.........      31,491          13,742
Net increase in cash and cash
 equivalents............................         762           1,293
Cash and cash equivalents at beginning
 of period..............................       4,992           2,738
                                            --------        --------
Cash and cash equivalents at end of
 period.................................    $  5,754        $  4,031
                                            ========        ========




     See accompanying notes to condensed consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes hereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 30, 1995. The Company's consolidated results of operations for the three months ended June 29, 1996 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

  2.   NET EARNINGS (LOSS) PER COMMON SHARE

     Net earnings (loss) per common share is computed based on the number of common shares outstanding for the applicable period.

  3.   INVENTORIES

  Inventories are summarized as follows:

                                             DECEMBER 30,  JUNE 29,
                                                1995         1996
                                               -------     -------
         Retail merchandise.............       $ 5,766     $ 7,845
         Finished products..............        67,835      82,278
         Work in process................         4,226       3,447
         Raw materials..................         4,076       3,639
                                               -------     -------
                                               $81,903     $97,209
                                               =======     =======


  4. DEBT

     As more fully described in Note 9 to the consolidated financial statements for the year ended December 30, 1995 included within the Company's annual report on Form 10-K, the Company maintains a $175,000 secured credit facility (comprising an "A Facility" for $135,000 and a "B Facility" for $40,000) (the "Credit Facility") with a group of participating lenders (the "Banks"). The amount of credit available to the Company under the A Facility at any time is determined by reference to the Company's borrowing base set forth in the Credit Facility, consisting primarily of domestic accounts receivable and inventory. In addition, in conjunction with certain amendments to the Credit Facility in November 1995 and February 1996, the Company has the ability to borrow an additional $25,000 under the A Facility as a result of Apollo Investment Fund, L.P. ("Apollo"), which, together with its affiliates, is the beneficial owner of approximately 67.3% of the Company's outstanding common stock, having caused a standby letter of credit (the "Collateral Letter of Credit") to be provided to the Banks in the amount of $25,000. This additional $25,000 of availability to the Company under the A Facility will expire on March 1, 1997.

     As of June 29, 1996, the maximum available borrowing base under the A Facility, inclusive of borrowings made available as a result of the Collateral Letter of Credit, was approximately $111,561. Utilization under the A Facility as of June 29, 1996, inclusive of the Collateral Letter of Credit, consisted of revolving loans of $72,069 and bankers acceptances of $13,089.
  In addition, outstanding letters of credit of $12,194 as of June 29, 1996 were reserved against the maximum available borrowing base, as defined. As a result, $14,209 of the maximum available borrowing base remained unutilized as of June 29, 1996. As of June 29, 1996, the B Facility had loans outstanding of $32,273 and pursuant to the terms of the Credit Facility the Company may not increase its borrowings under the B Facility. At June 29, 1996, $5,987 of the outstanding Credit Facility debt has been classified as short-term in accordance with the terms of the Credit Facility.

     At June 29, 1996, revolving loans outstanding under the A Facility and loans outstanding under the B Facility bore interest at 8.01% and 10.47%, respectively, based upon (i) the weighted average of the prime and Adjusted LIBOR rates and (ii) the Adjusted LIBOR rate as defined in the Credit Facility, respectively. Obligations outstanding under the Credit Facility are secured by a first priority lien on substantially all of the Company's U. S. assets. In addition, the Credit Facility contains certain financial and other covenants. The Company was in compliance with all such covenants at June 29, 1996.

     Subsidiaries of the Company maintain asset based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow the subsidiaries to borrow against varying percentages of eligible customer receivable balances based on pre-established credit lines, along with varying percentages of inventory, as defined, at varying interest rates. As of June 29, 1996, total short-term borrowings outstanding under these financing arrangements totaled $19,721. The obligations are secured by a first priority lien on the respective European assets being financed. In addition, Converse Inc. has provided guarantees of these borrowings outstanding in certain of the European countries.

     In conjunction with the Company's acquisition of 100% of the outstanding common stock of Apex One Inc. ("Apex") (see Note 5), Converse issued promissory notes in the face amount of $11,000, discounted at a rate of 12% to $9,644. The notes bear interest at the rate of 8% per annum for the first three years and increase to 10% and 12% in 1998 and 1999, respectively.

  5. LOSS ON INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     As more fully described in Note 3 to the consolidated financial statements for the year ended December 30, 1995 included within the Company's annual report on Form 10-K, on August 11, 1995 the Company ceased funding the operations of its unconsolidated subsidiary, Apex. At December 30, 1995, an accrual of $10,225 remained, which represented the Company's estimates of its liabilities relating to Apex. At June 29, 1996, the total accrual remaining was $8,657, with the $1,568 decrease primarily relating to payments of contractual obligations and professional fees made during the first six months of 1996.

  6.   RESTRUCTURING

       As more fully described in Note 4 to the consolidated financial statements for the year ended December 30, 1995 included within the Company's annual report on Form 10-K, during 1995 the Company recorded restructuring charges relating primarily to initiatives aimed at reducing future operating costs. The following table presents the restructuring reserves remaining at June 29, 1996:

                                  DECEMBER 30, 1995   CHARGES/   JUNE 29, 1996
                                  -----------------  ----------  -------------
                                       BALANCE       WRITE-OFFS     BALANCE
                                  -----------------  ----------  -------------
Contract termination costs......     $5,735          $2,328         $3,407
Employee severance and
    related costs...............      1,687             531          1,156
Lease termination costs.........      1,453             656            797
                                     ------          ------         ------
                                     $8,875          $3,515         $5,360
                                     ======          ======         ======

  The remaining liabilities are expected to be paid or settled during 1996.

  7.   ASSET HELD FOR SALE

       The Company recorded restructuring charges during 1995 which included a charge for the writedown of certain assets which the Company plans to dispose of. One such asset, a distribution center located in Chester, S.C., was sold during the six months ended June 29, 1996. The sale of this asset resulted in proceeds in excess of the Company's estimates and as a result a gain of $2.2 million was recorded as an offset to restructuring expense in the Second Quarter, 1996.

  8.   COMMITMENTS AND CONTINGENCIES

       As a result of the Company's decision to cease funding of Apex and Apex's subsequent filing of a voluntary petition for Chapter 11 bankruptcy protection, various lawsuits have been filed by Apex creditors since the Third Quarter of 1995 alleging that the Company is liable for the debts of Apex. Claims to date in connection with these lawsuits total approximately $6,500. The Company believes that it has valid defenses to the claims made and intends to contest them vigorously. On June 28, 1996 a proposed plan of orderly liquidation (the "Plan") was filed in the Apex Chapter 11 bankruptcy proceeding. The Plan includes a proposed settlement between the Company and the Apex One, Inc. Official Committee of Unsecured Creditors (the "Proposed Settlement"). The Proposed Settlement, which is subject to approval of the unsecured creditors of Apex and the Bankruptcy Court, contemplates a $4 million payment by Converse to the Apex estate and the relinquishment of the Company's claims against the Apex estate. In return, Converse would be granted a release of all claims held by the Apex estate and individual creditors of Apex. In addition, pursuant to the Proposed Settlement the Court would grant an injunction against any Apex Creditors from commencing or continuing any lawsuit against the Company or its agents relating in any way to Apex.

       As a result of significant operational and financial difficulties discovered subsequent to the acquisition of Apex, the Company investigated potential breaches of representations and warranties by Apex and its former owners. In conjunction with this investigation, in November 1995 and May 1996 the Company paid into escrow, as opposed to paying the former owners directly, the first two semi-annual interest payments aggregating $889 pertaining to the subordinated notes issued in conjunction with the Apex purchase price. As a result of this action, certain of the former owners filed a lawsuit against the Company seeking a declaratory judgment that they are entitled to payment of this interest and the related notes. The Company believes it has valid defenses against this lawsuit. In March 1996, the Company filed counter claims against the former owners based upon the results of the investigation.

       On May 17, 1996, the Company filed suit against several of the sellers of Apex seeking damages for federal securities law violations and other claims in connection with the acquisition of Apex. On the same day certain sellers of Apex filed suit against the Company and several of its officers, directors and stockholders seeking damages for federal securities law violations and certain other claims. The Company believes that it has valid defenses to the claims made and intends to contest them vigorously.

       The Company believes the ultimate outcome of the above proceedings will not have a material adverse effect on its financial position or results of operations.

  9.   STOCK OPTION AMENDMENT

       At its 1996 Annual Meeting of Stockholders the Company's stockholders approved certain amendments to the Converse Inc. 1994 Stock Option Plan (the "1994 Plan"). The amendments: (i) increased the maximum number of shares with respect to which stock options may be granted to any individual during any calendar year from 150,000 to 500,000; (ii) increased the maximum number of shares with respect to which stock options may be granted to any individual during the term of the 1994 Plan from 300,000 to 750,000; (iii) increased from 1,600,000 to 2,300,000 the number of shares of the Company's common stock authorized for issuance under the 1994 Plan; and (iv) authorized the granting of stock options and issuance of shares to consultants of the Company.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 29, 1996 TO JULY 1, 1995

       The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended June 29, 1996 (the "Second Quarter 1996") and the three months ended July 1, 1995 (the "Second Quarter 1995").

                                                       Three Months Ended
                                          ---------------------------------------------
                                          JULY 1, 1995     %     JUNE 29, 1996     %
                                          ------------   ------  -------------   ------

Net sales...............................        $ 89.3   100.0    $79.9           100.0
Gross profit............................          29.8    33.4     22.9            28.6
Selling, general and administrative
 expenses...............................          42.7    47.8     29.1            36.5
Earnings (loss) from operations.........          (9.4)  (10.5)     2.3             2.9
Net earnings (loss).....................         (32.4)  (36.2)    (3.7)           (4.6)


  NET SALES

       Net sales for the Second Quarter decreased 10.5% to $79.9 million from $89.3 million for the Second Quarter. The $9.4 million reduction in net sales was attributable to a 19.1% decrease in its athleisure sales, a 23.6% decrease in the Company's basketball category and a 27.3% reduction in its cross training category, partially offset by an increase of 21.9% in the Company's childrens sales. Volume decreases accounted for the majority of the total net sales reduction over the prior year period as unit sales of footwear decreased 7.3% over this period. Net sales in the United States decreased to $47.6 million from $52.0 million, a reduction of $4.4 million or 8.5%.
  International sales decreased to $32.3 million from $37.3 million, a $5.0 million or 13.4% reduction. Based on geographic location, net sales in the Pacific region decreased 31.1% over the prior year period, net sales in Latin America decreased 51.0% and net sales in Canada declined 25.5%. Net sales in Europe, Middle East and Africa were comparable to prior year. Net sales globally were negatively impacted by increased competition in the athleisure market as well as lessened consumer acceptance of the Company's 1996 spring basketball products.

  GROSS PROFIT

       Gross profit for the Second Quarter 1996 decreased 23.2% to $22.9 million from $29.8 million for the Second Quarter 1995. The Company's gross profit as a percentage of net sales decreased to 28.6% for the Second Quarter 1996 as compared to 33.4% for the prior year. Volume reductions accounted for the majority of the total gross profit decrease, with increases in other product costs and price reductions accounting for the remainder of the decrease. Gross profit percentage was affected by: (i) poor retail sell-through of basketball and athleisure product, making price reductions necessary; (ii)
  unfavorable inventory purchasing variances; and (iii) reduced manufacturing utilization and efficiencies; partially offset by reductions in global distribution expenses.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the Second Quarter 1996 decreased 31.9% to $29.1 million from $42.7 million for the Second Quarter 1995. As a percentage of net sales, such expenses decreased to 36.5% for the Second Quarter 1996 from 47.8% for the prior year period. The $13.6 million decrease in selling, general and administrative expenses was a direct result of the Company's initiative announced during 1995 to reduce operating costs. This expense reduction consisted of decreases in United States advertising, sports marketing expenditures, research and development costs, and international operating expenses and an overall reduction in administrative overhead partially offset by an increase in expenses related to the Company's retail outlet stores to support additional stores.

  ROYALTY INCOME

       Royalty income for the Second Quarter 1996 increased 40.0% to $6.3 million from $4.5 million for the Second Quarter 1995. As a percentage of net sales royalty income increased to 7.9% for the Second Quarter from 5.0% for the Second Quarter 1995. The $1.8 million increase was primarily attributable to a $1.3 million improvement in royalty income in the Pacific region mainly attributable to increased sales of licensed apparel in Japan.

  RESTRUCTURING EXPENSE

       The Company recorded restructuring charges during 1995 which included a charge for the writedown of certain assets which the Company plans to dispose of. One such asset, a distribution center located in Chester, S.C., was sold during the Second Quarter 1996. The sale of this asset resulted in proceeds in excess of the Company's estimates and as a result a gain of $2.2 million was recorded as an offset to restructuring expense in the Second Quarter 1996.

       During the Second Quarter 1995, the Company decided to close its Mission, Texas manufacturing facility. As a result of this plant closing, the Company established a $1.0 million restructuring reserve related to its remaining facility lease obligations, severance and various other exit costs. The plant closing was completed in September, 1995.

  EARNINGS (LOSS) FROM OPERATIONS

       The Company recorded income from operations for the Second Quarter 1996 of $2.3 million, compared to a loss from operations of $9.4 million for the Second Quarter 1995 primarily as a result of the factors described above.

  LOSS ON INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

       During 1995 the Company decided to cease operations and funding of Apex One, Inc., an unconsolidated subsidiary. During the Second Quarter 1996 the Company incurred $0.5 million in charges to the loss on investment. The Company initially recorded a loss on its investment in Apex during the Second Quarter 1995 of $41.6 million.

  INTEREST EXPENSE

       Interest expense for the Second Quarter 1996 increased 38.7% to $4.3 million from $3.1 million for the Second Quarter 1995. This increase is due to (i) increased borrowings which reflect additional working capital requirements; and (ii) higher average interest rates on borrowings under the B Facility.

  NET EARNINGS (LOSS)

       The Company recorded a net loss for the Second Quarter 1996 of $3.7 million compared to a net loss of $32.4 million for the Second Quarter 1995 primarily as a result of the factors discussed above.

  COMPARISON OF SIX MONTHS ENDED JUNE 29, 1996 TO JULY 1, 1995


       The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the six months ended June 29, 1996 and the six months ended July 1, 1995.

                                                        Six Months Ended
                                          ---------------------------------------------
                                          JULY 1, 1995     %     JUNE 29, 1996     %
                                          -------------  ------  --------------  ------

Net sales...............................        $220.5   100.0   $166.5           100.0
Gross profit............................          75.5    34.2     44.5            26.7
Selling, general and administrative
 expenses...............................          74.6    33.8     55.4            33.3
Earnings (loss) from operations.........           7.7     3.5      2.5             1.5
Net earnings (loss).....................         (23.8)  (10.8)    (7.0)           (4.2)


  NET SALES

       Net sales for the six months ended June 29, 1996 decreased 24.5% to $166.5 million from $220.5 million for the six months ended July 1, 1995. The $54.0 million reduction in net sales was attributable to a 32.4% decrease in the Company's athleisure category, a 31.2% reduction in its basketball category and a 36.0% decrease in its cross training sales, as well as the impact of the Company's decision to reduce its product offerings during 1996. These decreases were partially offset by an increase of 12.8% in the Company's childrens category. Volume decreases accounted for the majority of the total net sales reduction over the prior year period as unit sales of footwear decreased 19.8% over this period. Net sales in the United States decreased to $91.1 million from $119.4 million, a reduction of $28.3 million or 23.7%. International sales decreased to $75.4 million from $101.1 million, a $25.7 million or 25.4% reduction. Based on geographic location, net sales in Europe, Middle East and Africa decreased 18.1% from the prior year period, Pacific region sales decreased 23.9%, Canada sales decreased 57.1% and sales in Latin America decreased 46.8%. Net sales globally were negatively impacted by increased competition in the athleisure market as well as lessened consumer acceptance of the Company's 1996 spring basketball products.

  GROSS PROFIT

       Gross profit for the six months ended June 29, 1996 decreased 41.0% to $44.5 million from $75.5 million for the six months ended July 1, 1995. The Company's gross profit as a percentage of net sales decreased to 26.7% for the six months ended June 29, 1996 as compared to 34.2% for the prior year.
  Volume reductions accounted for the majority of the gross profit decrease with the remaining decrease due to increases in other product costs and price reductions. Gross profit percentage was affected by: (i) poor retail sell-through of basketball and athleisure product, making price reductions necessary; (ii) unfavorable inventory purchasing variances; (iii) reduced manufacturing utilization and efficiencies; and (iv) unfavorable changes in inventory valuation amounts; which was partially offset by reductions in global distribution expenses.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the six months ended June 29, 1996 decreased 25.7% to $55.4 million from $74.6 million for the six months ended July 1, 1995. As a percentage of net sales, such expenses decreased to 33.3% for the six months ended June 29, 1996 from 33.8% for the prior year period. The $19.2 million reduction in selling, general and administrative expenses was a direct result of the Company's initiative announced during 1995 to reduce operating costs. This expense reduction consisted of decreases in United States advertising, sports marketing expenditures, research and development costs, international operating expenses and an overall reduction in administrative overhead, partially offset by an increase in expenses related to the Company's retail outlet stores to support the net addition of six stores.

  ROYALTY INCOME

       Royalty income for the six months ended June 29, 1996 increased 43.6% to $11.2 million from $7.8 million for the six months ended July 1, 1995 . As a percentage of net sales royalty income increased to 6.7% for the six months ended June 29, 1996 from 3.5% for the six months ended July 1, 1995. The $3.4 million increase was mainly attributable to a $3.0 million improvement in royalty income in the Pacific region which was mainly attributable to increased sales of licensed apparel in Japan.

  RESTRUCTURING EXPENSE

       The Company recorded restructuring charges during 1995 which included a charge for the writedown of certain assets which the Company plans to dispose of. One such asset, a distribution center located in Chester, S.C., was sold during the six months ended June 29, 1996. The sale of this asset resulted in proceeds in excess of the Company's estimates and as a result a gain of $2.2 million was recorded as an offset to restructuring expense in the Second Quarter 1996.

       During the Second Quarter of 1995, the Company decided to close its Mission, Texas manufacturing facility. As a result of this plant closing, the Company established a $1.0 million restructuring reserve related to its remaining facility lease obligations, severance and various other exit costs. The plant closing was completed in September, 1995.

  EARNINGS FROM OPERATIONS

       Earnings from operations for the six months ended June 29, 1996 decreased 67.1% to $2.5 million from $7.7 million for the six months ended July 1, 1995 primarily as a result of the factors described above. Earnings from operations as a percentage of net sales decreased to 1.5% for the six months ended June 29, 1996 from 3.5% for the prior year period.

  LOSS ON INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

       During 1995 the Company decided to cease operations and funding of Apex One, Inc., an unconsolidated subsidiary. During the six months ended June 29, 1996 the Company incurred $0.5 million in charges to the loss on investment. The Company initially recorded a loss on its investment in Apex during the six months ended July 1, 1995 of $41.6 million.

  INTEREST EXPENSE

       Interest expense for the six months ended June 29, 1996 increased 35.0% to $8.1 million from $6.0 million for the six months ended July 1, 1995. This increase of $2.1 million is due to: (i) increased borrowings which reflect additional working capital requirements; and (ii) higher average interest rates on borrowings on the B Facility.

  NET EARNINGS (LOSS)

       As a result of the factors discussed above the Company recorded a net loss for the six months ended June 29, 1996 of $7.0 million as compared to a net loss of $23.8 million for the six months ended July 1, 1995.

  LIQUIDITY AND CAPITAL RESOURCES

       As of June 29, 1996, the Company's balance sheet reflects working capital (net of cash) of $89.0 million as compared to $86.9 million as of December 30, 1995. Accounts receivable increased $11.8 million primarily related to Second Quarter shipments. Refundable income taxes were reduced by $11.4 million as income tax refunds due to the Company were received during the period. Accounts payable increased $15.8 million as the Company's inventory position increased $15.3 million, a result of inventory purchases made to satisfy third quarter shipments.

       Borrowings under the Company's credit facilities increased to $146.8 million at June 29, 1996 from $133.1 million at December 30, 1995, reflecting the seasonal increase in inventory and accounts receivable (see Note 4 of Notes to Condensed Consolidated Financial Statements).

       For the six months ended June 29, 1996 and July 1, 1996 net cash required for operating activities was $14.6 million and $17.5 million respectively. During these periods cash was used predominately to fund the Company's accounts receivable and purchases of inventory. During both periods cash flows from financing activities reflected cash inflows from seasonal borrowings under the credit facilities. For the six months ended June 29, 1996 cash flows provided from financing activities totaled $13.7 million, a $17.8 million decrease over the prior year period.

  BACKLOG

       At June 29, 1996, the Company's global backlog of firm orders was $126 million, compared to $139 million at July 1, 1995. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products, as well as the referenced impact of international orders as the Company's business shifts from distributors to direct operating units. Accordingly, a comparison of unfilled orders as of two different dates is not necessarily meaningful.

                          PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS.

       Except as discussed below, there have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996.

       On May 17, 1996, the Company filed a lawsuit against certain of the former owners of Apex One, Inc. ("Apex") seeking damages for violations of certain federal securities laws, common law fraud, and breaches of contractual obligations arising out of the acquisition of Apex by Converse. The suit, entitled Converse Inc. v. Prudential Private Equity Investors III, L.P., et
           ------------------------------------------------------------------
  al, was filed in the United States District Court, Southern District of New
  --
  York. The Company's complaint states that the sellers of Apex made a series of misrepresentations and omissions of material information in connection with the acquisition of Apex and seeks damages in excess of $50 million and a declaratory judgment that Converse has no obligation to the defendants under the promissory notes and guarantees that were issued to the defendants and canceling the Converse stock warrants held by the defendants. In a separate lawsuit filed the same day in the United States District Court for the Southern District of New York, entitled Prudential Private Equity Investors
                                          -----------------------------------
  III, et al v. Converse Inc., et al, several sellers of Apex asserted certain
  ----------------------------------
  federal securities law and other claims including negligent misrepresentation, common law fraud, constructive discharge and defamation against Converse and certain other parties including certain of Converse's officers, directors and stockholders. This lawsuit seeks damages in excess of $150 million and relates to the acquisition of Apex by Converse and the operations of Apex following the acquisition. Converse believes that it has valid defenses to each of the foregoing claims and intends to contest them vigorously.

       On June 28, 1996 a proposed plan of orderly liquidation (the "Plan") was filed in the Apex Chapter 11 Bankruptcy proceeding, In re: Apex One, Inc. case
                                                      ---------------------
  number 95-36520, United States bankruptcy Court for the District of New Jersey. The Plan includes a proposed settlement between Converse and the Apex One, Inc. Official Committee of Unsecured Creditors (the "Proposed Settlement"). The Proposed Settlement, which is subject to approval by the unsecured creditors of Apex and confirmation by the Bankruptcy Court, contemplates a $4 million payment by Converse to the Apex estate and the relinquishment of Converse's claims against the Apex estate. In return, Converse would be granted a release of any and all claims against it that may be held by the Apex estate and the individual creditors of Apex. In addition, pursuant to the Proposed Plan the Court would grant an injunction against any Apex creditors from commencing or continuing any lawsuit against Converse or its agents relating in any way to Apex. The Proposed Settlement does not affect the litigation between Converse and the Sellers of Apex discussed in the preceding paragraph.

  ITEM 2.  CHANGES IN SECURITIES.

           Not Applicable.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           Not Applicable.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

       On May 29, 1996 the Company conducted its Annual Meeting of Stockholders pursuant to due notice. A quorum being present either in person or by proxy, the stockholders voted on the following matters:

            1. To elect thirteen directors to hold office until the next annual meeting and until their successors are elected and qualified.

            2. To approve the Converse Inc. 1994 Stock Option Plan, as amended and restated.

            3. To ratify the selection of Price Waterhouse LLP as the Company's independent auditors for the next fiscal year.

            No other matters were voted upon.  The votes cast were as follows:

            1. Election of Directors. The following directors were elected to the Company's Board:

                     Number of votes cast  Number of votes
 Name of Director            FOR              WITHHELD
- - -------------------  --------------------  ---------------

Donald J. Barr           15,169,218            154,405
Michael C. Bell          15,169,843            153,780
Leon D. Black            14,903,546            420,077
Julius W. Erving         15,169,194            154,429
Robert H. Falk           15,164,715            158,908
Gilbert Ford             15,156,398            167,225
Michael S. Gross         15,164,680            158,943
John J. Hannan           15,164,915            158,708
Joshua J. Harris         15,162,992            160,631
John H. Kissick          15,163,015            160,608
Richard B. Loynd         15,162,626            160,997
Glenn N. Rupp            15,169,619            154,004
Michael D. Weiner        15,162,635            160,988

            2. Approval of Converse Inc. 1994 Stock Option Plan, as amended and restated

                          For              Against   Abstain
                          ---              ---------  -------

                        13,840,583          1,431,883   51,157

            3. Ratification of selection of Price Waterhouse LLP as the Company's independent auditors

                          For             Against    Abstain
                          ---             -------    -------

                         15,255,680        39,014   28,929

  ITEM 5.  OTHER INFORMATION.

       Not Applicable.


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.  The following exhibits are contained in this report:

            10.1  Employment Agreement between Converse and Glenn N. Rupp.

            10.2  Converse Inc. 1994 Stock Option Plan, as Amended and
                  Restated

            27    Financial Data Schedule

       (b)  Reports on Form 8-K.

            Not Applicable.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated:   August 9, 1996

                                      Converse Inc.

                                            /s/ Donald J. Camacho
                                      By:  ________________________
                                           Donald J. Camacho
                                           Senior Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX


  Exhibit No.                       Description
  -----------                       -----------

  10.1                Employment Agreement between Converse and Glenn N. Rupp

  10.2                Converse Inc. 1994 Stock Option Plan, as Amended and
                      Restated

  27                  Financial Data Schedule