Form 10-Q
period 1996-09-28
CONVERSE INC
filed 1996-11-12
CIK 716934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

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


                     Yes  [X]                          No   [ ]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


 AS OF SEPTEMBER 28, 1996, 16,772,156 SHARES OF COMMON STOCK WERE OUTSTANDING.

                               TABLE OF CONTENTS

                                                                  PAGE
PART I:  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial
                  Statements

                  A. Condensed Consolidated Balance Sheets         1
                  B. Condensed Consolidated Statements of
                     Operations                                    2
                  C. Condensed Consolidated Statements of
                     Cash Flows                                    3
                  D. Notes to Condensed Consolidated
                     Financial Statements                          4

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                       9

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                               14
         Item 2.  Changes in Securities                           14
         Item 3.  Defaults Upon Senior Securities                 14
         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                15
         Item 5.  Other Information                               15
         Item 6.  Exhibits and Reports on Form 8-K                15

              SIGNATURE                                           15

                        PART I  -  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                         CONVERSE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 DECEMBER 30,    SEPTEMBER 28,
                                                    1995             1996
                                                 ------------    -------------
Assets
Current assets:
     Cash and cash equivalents..........           $  2,738        $  4,051
         Restricted cash................                443             903
     Receivables, less allowances of
      $2,237 and $1,720 respectively....             61,688          81,274
     Inventories (Note 3)...............             81,903          82,899
     Refundable income taxes............             11,377             --
     Prepaid expenses and other current
      assets............................             21,059          25,245
                                                   --------        --------
        Total current assets............            179,208         194,372
                                                   --------        --------
Asset held for sale (Note 7)............              3,066             --
Net property, plant and equipment.......             15,521          17,095
Other assets............................             26,712          23,634
                                                   --------        --------
                                                   $224,507        $235,101
                                                   ========        ========
Liabilities and Stockholders' Equity
 (Deficiency)
Current liabilities:
     Short-term debt (Note 4)...........             13,906          20,173
        Current maturities of long-term
         debt...........................              6,324           6,392
     Accounts payable...................             34,208          42,674
     Accrued expenses...................             33,295          28,324
     Income taxes payable...............              1,795           2,771
                                                   --------        --------
        Total current liabilities.......             89,528         100,334

Long-term debt, less current maturities
 (Note 4)...............................            112,824         123,708
Current assets in excess of                          34,454          32,896
 reorganization value...................
Deferred postretirement benefits other
 than pensions..........................             10,386          10,269
Stockholders' equity (deficiency):
     Common stock, $1.00 stated value,
      50,000,000 shares authorized,
      shares issued and outstanding;
      1995 - 16,692,156;
      1996 - 16,772,156.................             16,692          16,772
     Preferred stock, no par value,
      authorized 10,000,000 shares,
      none issued and outstanding.......                --              --
     Additional paid in capital.........              3,528           3,755
     Retained earnings (deficit)........            (41,830)        (51,843)
     Foreign currency translation
      adjustment........................             (1,075)           (790)
                                                   --------        --------
        Total stockholders' equity
         (deficiency)...................            (22,685)        (32,106)
                                                   --------        --------
                                                   $224,507        $235,101
                                                   ========        ========

     See accompanying notes to condensed consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)






                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          -------------------------------------------------  ------------------
                                          SEPT. 30, 1995   SEPT. 28, 1996   SEPT. 30, 1995     SEPT. 28, 1996
                                          ---------------  ---------------  ---------------  ------------------

Net sales...............................        $110,121         $113,318         $330,641            $279,776
Cost of sales...........................          80,783           83,388          225,820             205,342
                                                --------         --------         --------            --------
Gross profit............................          29,338           29,930          104,821              74,434
Selling, general and administrative
 expenses...............................          36,026           33,153          110,586              88,588
Royalty income..........................           4,489            6,301           12,240              17,546
Restructuring expense (credit) (Note 7).               0                0            1,000              (2,209)
                                                --------         --------         --------            --------
Earnings (loss) from operations.........          (2,199)           3,078            5,475               5,601
Loss on investment in unconsolidated
 subsidiary (Note 5)....................               0                0           41,599                 515
Interest expense........................           3,525            4,827            9,518              12,921
Other (income) expense, net.............             962              229             (555)              1,726
                                                --------         --------         --------            --------
Earnings (loss) before income tax.......          (6,686)          (1,978)         (45,087)             (9,561)
Income tax expense (benefit)............            (103)           1,033          (14,660)                452
                                                --------         --------         --------            --------
Net earnings (loss).....................        $( 6,583)        $ (3,011)        $(30,427)           $(10,013)
                                                ========         ========         ========            ========
Net earnings (loss) per share...........          $(0.39)          $(0.18)          $(1.82)             $(0.60)
                                                ========         ========         ========            ========
Weighted average number of common
 shares (Note 2)........................          16,692           16,707           16,692              16,697
                                                ========         ========         ========            ========




     See accompanying notes to condensed consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                    -----------------
                                                       SEPTEMBER 30, 1995      SEPTEMBER 28, 1996
                                                       ------------------      ------------------
Cash flows from operating activities:
    Net earnings (loss).................                  $(30,427)                 $(10,013)
 Adjustments to reconcile net earnings
  (loss) to net cash provided by
  (required for) operating activities:
       Loss on investment in
        unconsolidated subsidiary.......                    41,599                       515
       Provision for (reversal of)
        restructuring actions...........                     1,000                    (2,209)

       Depreciation of property, plant
        and equipment...................                     2,346                     2,431
       Amortization of intangible assets                       263                       342
       Amortization of current assets
        in excess of reorganization
        value...........................                    (1,558)                   (1,558)
       Deferred income taxes............                    (6,710)                   (3,198)
 Changes in assets and liabilities:
       Receivables......................                   (16,715)                  (19,586)
       Inventories......................                    (1,521)                     (996)
       Refundable income taxes..........                   (12,934)                   11,377
   Prepaid expenses and other current
    assets..............................                    (3,381)                   (1,310)
   Accounts payable and accrued expenses                    (8,866)                    2,974
       Income taxes payable.............                       794                       976
       Other long-term assets and
        liabilities.....................                     1,067                     2,765
                                                          --------                  --------
Net cash required for operating
 activities.............................                   (35,043)                  (17,490)
                                                          --------                  --------
Cash flows from investing activities:
      Advances to unconsolidated
       subsidiary.......................                   (10,822)                      --
      Exercise of stock options.........                       --                        307
      Proceeds from disposal of assets..                       --                      5,101
     Additions to property, plant and
      equipment.........................                    (5,172)                   (3,823)
                                                          --------                  --------
Net cash (used)  provided by investing
 activities.............................                   (15,994)                    1,585
                                                          --------                  --------
Cash flows from financing activities:
    Net proceeds from debt..............                    50,212                    17,218
                                                          --------                  --------
Net cash provided by financing
 activities.............................                    50,212                    17,218
Net (decrease) increase in cash and
 cash equivalents.......................                      (825)                    1,313
Cash and cash equivalents at beginning
 of period..............................                     4,992                     2,738
                                                          --------                  --------
Cash and cash equivalents at end of
 period.................................                  $  4,167                  $  4,051
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

                         CONVERSE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes hereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 30, 1995. The Company's consolidated results of operations for the three months ended September 28, 1996 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.   NET EARNINGS (LOSS) PER COMMON SHARE

   Net earnings (loss) per common share is computed based on the weighted average number of common shares outstanding for the applicable period.

3.   INVENTORIES

  Inventories are summarized as follows:

                                              DECEMBER 30,  SEPTEMBER 28,
                                                 1995           1996
                                               -------        -------
         Retail merchandise.............       $ 5,766        $ 7,085
         Finished products..............        67,835         68,017
         Work in process................         4,226          3,956
         Raw materials..................         4,076          3,841
                                               -------        -------
                                               $81,903        $82,899
                                               =======        =======


  4. DEBT

     As more fully described in Note 9 to the consolidated financial statements for the year ended December 30, 1995 included within the Company's annual report on Form 10-K, the Company maintains a $175,000 secured credit facility (comprising an "A Facility" for $135,000 and a "B Facility" for $40,000 (which amount has been permanently reduced to $31,966 at September 28, 1996)) (the "Credit Facility") with a group of participating lenders (the "Banks"). The amount of credit available to the Company under the A Facility at any time is determined by reference to the Company's borrowing base set forth in the Credit Facility, consisting primarily of domestic accounts receivable and inventory. In addition, in conjunction with certain amendments to the Credit Facility in November 1995 and February 1996, the Company has the ability to borrow an additional $25,000 under the A Facility as a result of Apollo Investment Fund, L.P. ("Apollo"), which, together with its affiliates, is the beneficial owner of approximately 67.3% of the Company's outstanding common stock, having caused a standby letter of credit (the "Collateral Letter of Credit") to be provided to the Banks in the amount of $25,000. This additional $25,000 of availability to the Company under the A Facility will expire on March 1, 1997.

     As of September 28, 1996, the maximum available borrowing base under the A Facility, inclusive of borrowings made available as a result of the Collateral Letter of Credit, was approximately $105,311. Utilization under the A Facility as of September 28, 1996, inclusive of amounts supported by the Collateral Letter of Credit, consisted of revolving loans of $71,858, bankers acceptances of $16,632 and outstanding letters of credit of $6,739. As a result, $10,082 of the maximum available borrowing base remained unutilized as of September 28, 1996. As of September 28, 1996, the B Facility had loans outstanding of $31,966, and, pursuant to the terms of the Credit Facility, the Company may not increase its borrowings under the B Facility. At September 28, 1996, $6,392 of the outstanding Credit Facility debt has been classified as short-term in accordance with the repayment terms of the Credit Facility.

     At September 28, 1996, revolving loans outstanding under the A Facility and loans outstanding under the B Facility bore interest at 8.18% and 10.48%, respectively, based upon (i) the weighted average of the prime and Adjusted LIBOR rates and (ii) the Adjusted LIBOR rate as defined in the Credit Facility, respectively. Obligations outstanding under the Credit Facility are secured by a first priority lien on substantially all of the Company's U. S. assets. In addition, the Credit Facility contains certain financial and other covenants. The Company was in compliance with all such covenants at September 28, 1996.

     Subsidiaries of the Company maintain asset based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow the subsidiaries to borrow against varying percentages of eligible customer receivable balances based on pre-established credit lines, along with varying percentages of inventory, as defined, at varying interest rates. As of September 28, 1996, total short-term borrowings outstanding under these financing arrangements totaled $20,173. The obligations are secured by a first priority lien on the respective European assets being financed. In addition, Converse Inc. has provided guarantees of these borrowings outstanding in certain of the European countries.

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

  5.  LOSS ON INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     As more fully described in Note 3 to the consolidated financial statements for the year ended December 30, 1995 included within the Company's annual report on Form 10-K, on August 11, 1995 the Company ceased funding the operations of its unconsolidated subsidiary, Apex. At December 30, 1995, an accrual of $10,225 remained, which represented the Company's estimates of its liabilities relating to Apex. At September 28, 1996, the total accrual remaining was $8,072, with the $2,153 decrease primarily relating to payments of contractual obligations and professional fees made during the first nine months of 1996.

       During 1995 the Company decided to cease operations and funding of Apex. During the nine months ended September 28, 1996 the Company incurred an additional $0.5 million in charges resulting primarily from credits issued to settle claims of discrepancies on shipments of inventory. The Company initially recorded a loss on its investment in Apex during the nine months ended September 30, 1995 of $41.6 million.

  6.  RESTRUCTURING

       As more fully described in Note 4 to the consolidated financial statements for the year ended December 30, 1995 included within the Company's annual report on Form 10-K, during 1995 the Company recorded restructuring charges relating primarily to initiatives aimed at reducing future operating costs. The following table presents the restructuring reserves remaining at September 28, 1996:

                                DECEMBER 30, 1995                INCREASE/    SEPTEMBER 28, 1996
                                -----------------     CHARGES/   (DECREASE)   ------------------
                                      BALANCE       WRITE-OFFS    RESERVES         BALANCE
                                      -------       ----------  -----------        -------
Contract termination costs........    $5,735         $2,639       $(1,000)         $2,096
Employee severance and related
 costs............................     1,687            745         1,000           1,942
Lease termination costs...........     1,453            745             0             708
                                      ------         ------       -------          ------
                                      $8,875         $4,129       $     0          $4,746
                                      ======         ======       =======          ======

       During the nine months ended September 28, 1996, $4,129 of charges were made to the restructuring reserve primarily relating to contract termination costs. In addition, certain contracts were terminated on terms more advantageous than originally anticipated, resulting in a reversal of $1,000 of restructuring accruals. Further, while implementing its Fourth Quarter, 1995 restructuring plans, the Company executed additional severance actions resulting in a $1,000 restructuring charge. The remaining liabilities are expected to be paid or settled during 1996.

  7.   ASSET HELD FOR SALE

       The Company recorded restructuring charges during 1995 which included a charge for the writedown of certain assets which the Company plans to dispose of. One such asset, a distribution center located in Chester, S.C., was sold in May, 1996. The sale of this asset resulted in proceeds in excess of the Company's estimates, and as a result a gain of $2,200 was recorded as an offset to restructuring expense in the Second Quarter, 1996.

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

       On June 28, 1996 a proposed plan of orderly liquidation (the "Plan") was filed in the Apex Chapter 11 bankruptcy proceeding. The Plan includes a proposed settlement between the Company and the Apex One, Inc. Official Committee of Unsecured Creditors (the "Proposed Settlement"). The Proposed Settlement, which is subject to approval of the unsecured creditors of Apex and the Bankruptcy Court, contemplates a $4,000 payment by Converse to the Apex estate and the relinquishment of the Company's claims against the Apex estate. In return, Converse would be granted a release of all claims held by the Apex estate and individual creditors of Apex. In addition, pursuant to the Proposed Settlement the Court would grant an injunction against any Apex Creditors from commencing or continuing any lawsuit against the Company or its agents relating in any way to Apex.

       As a result of significant operational and financial difficulties discovered subsequent to the acquisition of Apex, the Company investigated potential breaches of representations and warranties by Apex and its former owners. In conjunction with this investigation, in November 1995 and May 1996 the Company paid into escrow, as opposed to paying the former owners directly, the first two semi-annual interest payments aggregating $903 pertaining to the subordinated notes issued in conjunction with the Apex purchase price. As a result of this action, certain of the former owners filed a lawsuit against the Company seeking a declaratory judgment that they are entitled to payment of this interest and the related notes. The Company believes it has valid defenses against this lawsuit. In March 1996, the Company filed counter claims against the former owners based upon the results of the investigation.

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

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  COMPARISON OF THREE MONTHS ENDED SEPTEMBER  28, 1996 TO SEPTEMBER 30, 1995


       The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended September 28, 1996 (the "Third Quarter 1996") and the three months ended September 30, 1995 (the "Third Quarter 1995").

                                                             Three Months Ended
                                          --------------------------------------------------------
                                          SEPTEMBER 30, 1995     %     SEPTEMBER 28, 1996     %
                                          -------------------  ------  -------------------  ------

Net sales...............................      $110.1           100.0       $113.3           100.0
Gross profit............................        29.3            26.6         29.9            26.4
Selling, general and administrative             36.0            32.7         33.2            29.3
 expenses...............................
Earnings (loss) from operations.........        (2.2)           (2.0)         3.1             2.7
Net earnings (loss).....................        (6.6)           (6.0)        (3.0)           (2.6)


  NET SALES

       Net sales for the Third Quarter 1996 increased 2.9% to $113.3 million from $110.1 million for the Third Quarter 1995. The $3.2 million improvement in net sales resulted from a 28.4% increase in the Company's children's category sales and a 14.3% increase in the Company's basketball category, partially offset by an 17.5% decrease in the Company's athleisure sales and a 9.2% decrease in cross training sales. Unit sales of footwear increased 6.8% over this period. Net sales in the United States increased to $62.9 million from $57.3 million, an improvement of $5.6 million, or 9.8%. International sales decreased to $50.4 million from $52.8 million, a $2.4 million, or 4.5%, reduction. Based on geographic location, net sales in the Pacific region increased 51.3% over the prior year period, net sales in Latin America decreased 57.0%, net sales in Europe, Middle East and Africa decreased 5.3% and net sales in Canada declined 34.9%. Net sales globally were negatively impacted in 1996 by increased competition in the athleisure market.

  GROSS PROFIT

       Gross profit for the Third Quarter 1996 increased 2.0% to $29.9 million from $29.3 million for the Third Quarter 1995. The Company's gross profit as a percentage of net sales decreased to 26.4% for the Third Quarter 1996 as compared to 26.6% for the prior year. Volume increases and decreases in product costs accounted for the gross profit increase, partially offset by price reductions. Gross profit percentage was affected by: (i) poor retail sell-through of athleisure product, making price reductions necessary, and (ii) unfavorable changes in inventory valuation; partially offset by reductions in global distribution expenses and improved inventory purchasing variances.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the Third Quarter 1996 decreased 7.8% to $33.2 million from $36.0 million for the Third Quarter 1995. As a percentage of net sales, such expenses decreased to 29.3% for the Third Quarter 1996 from 32.7% for the prior year period. The $2.8 million decrease in selling, general and administrative expenses was a direct result of the Company's initiative announced during 1995 to reduce operating costs. This expense reduction consisted of decreases in sports marketing expenditures, North American selling expenses, research and development costs, and international operating expenses and an overall reduction in administrative overhead partially offset by an increase in expenses related to the Company's retail outlet stores to support additional stores and United States advertising costs.

  ROYALTY INCOME

       Royalty income for the Third Quarter 1996 increased 40.0% to $6.3 million from $4.5 million for the Third Quarter 1995. As a percentage of net sales royalty income increased to 5.6% for the Third Quarter from 4.1% for the Third Quarter 1995. The $1.8 million increase was primarily attributable to a $1.4 million improvement in royalty income in the Pacific region mainly attributable to increased sales of licensed apparel in Japan.

  EARNINGS (LOSS) FROM OPERATIONS

       The Company recorded income from operations for the Third Quarter 1996 of $3.1 million, compared to a loss from operations of $2.2 million for the Third Quarter 1995 primarily as a result of the factors described above.

  INTEREST EXPENSE

       Interest expense for the Third Quarter 1996 increased 37.1% to $4.8 million from $3.5 million for the Third Quarter 1995. This increase is due to
  (i) increased borrowings which reflect additional working capital requirements; (ii) increased financing fees related to the Credit Facility; and (iii) higher average interest rates on borrowings under the B Facility.

  NET EARNINGS (LOSS)

       The Company recorded a net loss for the Third Quarter 1996 of $3.0 million compared to a net loss of $6.6 million for the Third Quarter 1995 primarily as a result of the factors discussed above.

  COMPARISON OF NINE MONTHS ENDED SEPTEMBER 28, 1996 TO SEPTEMBER 30, 1995


       The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the nine months ended September 28, 1996 and the nine months ended September 30, 1995.

                                                             Nine months Ended
                                          --------------------------------------------------------
                                          SEPTEMBER 30, 1995     %     SEPTEMBER 28, 1996     %
                                          -------------------  ------  -------------------  ------
Net sales...............................     $330.6            100.0       $279.8           100.0
Gross profit............................      104.8             31.7         74.4            26.6
Selling, general and administrative           110.6             33.5         88.6            31.7
 expenses...............................
Earnings  from operations...............        5.5              1.7          5.6             2.0
Net earnings (loss).....................      (30.4)            (9.2)       (10.0)           (3.6)


  NET SALES

       Net sales for the nine months ended September 28, 1996 decreased 15.4% to $279.8 million from $330.6 million for the nine months ended September 30, 1995. The $50.8 million reduction in net sales was attributable to a 28.9% decrease in the Company's athleisure category, a 14.5% reduction in its basketball category and a 24.4% decrease in its cross training sales, as well as the impact of the Company's decision to reduce its product offerings during 1996. These decreases were partially offset by an increase of 19.0% in the Company's children's category. Volume decreases accounted for the majority of the total net sales reduction over the prior year period as unit sales of footwear decreased 11.6% over this period. Net sales in the United States decreased to $154.0 million from $176.7 million, a reduction of $22.7 million or 12.8%. International sales decreased to $125.8 million from $153.9 million, a $28.1 million or 18.3% reduction. Based on geographic location, net sales in Europe, Middle East and Africa decreased 13.8% from the prior year period, Canada sales decreased 49.8% and sales in Latin America decreased 51.2%. Net sales globally were negatively impacted by increased competition in the athleisure market as well as lessened consumer acceptance of the Company's spring 1996 basketball product line.

  GROSS PROFIT

       Gross profit for the nine months ended September 28, 1996 decreased 29.0% to $74.4 million from $104.8 million for the nine months ended September 30, 1995. The Company's gross profit as a percentage of net sales decreased to 26.6% for the nine months ended September 28, 1996 as compared to 31.7% for the prior year. Volume reductions accounted for the majority of the gross profit decrease with the remaining decrease due to increases in other product costs and price reductions. Gross profit percentage was affected by: (i)
  poor retail sell-through of spring 1996 basketball and athleisure product, making price reductions necessary; (ii) unfavorable inventory purchasing variances; (iii) reduced manufacturing utilization and efficiencies; and (iv) unfavorable changes in inventory valuation amounts, partially offset by reductions in global distribution expenses.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the nine months ended September 28, 1996 decreased 19.9% to $88.6 million from $110.6 million for the nine months ended September 30, 1995. As a percentage of net sales, such expenses decreased to 31.7% for the nine months ended September 28, 1996 from 33.5% for the prior year period. The $22.0 million reduction in selling, general and administrative expenses was a direct result of the Company's initiative announced during 1995 to reduce operating costs. This expense reduction consisted of decreases in United States advertising, sports marketing expenditures, research and development costs, international operating expenses, North American selling expenses and an overall reduction in administrative overhead, partially offset by an increase in expenses related to the Company's retail outlet stores to support the net addition of seven stores.

  ROYALTY INCOME

       Royalty income for the nine months ended September 28, 1996 increased 43.4% to $17.5 million from $12.2 million for the nine months ended September 30, 1995. As a percentage of net sales, royalty income increased to 6.3% for the nine months ended September 28, 1996 from 3.7% for the nine months ended September 30, 1995. The $5.3 million increase was mainly attributable to a $4.1 million improvement in royalty income in the Pacific region which was mainly attributable to increased sales of licensed apparel in Japan.

  RESTRUCTURING EXPENSE

       The Company recorded restructuring charges during 1995 which included a charge for the writedown of certain assets which the Company plans to dispose of. One such asset, a distribution center located in Chester, S.C., was sold in May, 1996. The sale of this asset resulted in proceeds in excess of the

  Company's estimates and as a result a gain of $2.2 million was recorded as an offset to restructuring expense in the Second Quarter 1996. During the nine months ended September 28, 1996, $4,129 of charges were made to the restructuring reserve primarily relating to contract termination costs. In addition, certain contracts were terminated on terms more advantageous than originally anticipated, resulting in a reversal of $1,000 of restructuring accruals. Further, while implementing its Fourth Quarter, 1995 restructuring plans, the Company executed additional severance actions resulting in a $1,000 restructuring charge. The remaining liabilities are expected to be paid or settled during 1996.

  EARNINGS FROM OPERATIONS

       Earnings from operations for the nine months ended September 28, 1996 increased 1.8% to $5.6 million from $5.5 million for the nine months ended September 30, 1995 primarily as a result of the factors described above. Earnings from operations as a percentage of net sales increased to 2.0% for the nine months ended September 28, 1996 from 1.7% for the prior year period.

  LOSS ON INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

       During 1995 the Company decided to cease operations and funding of Apex One, Inc., an unconsolidated subsidiary. During the nine months ended September 28, 1996 the Company incurred an additional $0.5 million in charges resulting primarily from credits issued to settle claims of discrepancies on shipments of inventory. The Company initially recorded a loss on its investment in Apex during the nine months ended September 30, 1995 of $41.6 million.

  INTEREST EXPENSE

       Interest expense for the nine months ended September 28, 1996 increased 35.8% to $12.9 million from $9.5 million for the nine months ended September 30, 1995. This increase of $3.4 million is due to: (i) increased borrowings which reflect additional working capital requirements; (ii) increased financing fees related to the Credit Facility; and (iii) higher average interest rates on borrowings under the B Facility.

  NET EARNINGS (LOSS)

       As a result of the factors discussed above the Company recorded a net loss for the nine months ended September 28, 1996 of $10.0 million as compared to a net loss of $30.4 million for the nine months ended September 30, 1995.

  LIQUIDITY AND CAPITAL RESOURCES

       As of September 28, 1996, the Company's balance sheet reflects working capital (net of cash) of $90.0 million as compared to $86.9 million as of December 30, 1995. Accounts receivable increased $19.6 million primarily related to Third Quarter shipments. Refundable income taxes were reduced by $11.4 million as income tax refunds due to the Company were received during the period.

       Borrowings under the Company's credit facilities increased to $150.3 million at September 28, 1996 from $133.1 million at December 30, 1995, reflecting the seasonal increase in accounts receivable (see Note 4 of Notes to Condensed Consolidated Financial Statements).

       For the nine months ended September 28, 1996 and September 30, 1995 net cash required for operating activities was $17.5 million and $35.0 million respectively. During these periods cash was used predominately to fund the Company's accounts receivable and purchases of inventory. During both periods cash flows from financing activities reflected cash inflows from seasonal borrowings under the credit facilities. For the nine months ended September 28, 1996 cash flows provided from financing activities totaled $17.2 million, a $33.0 million decrease over the prior year period.

  BACKLOG

       At September 28, 1996, the Company's global backlog of firm orders was $173 million, compared to $149 million at September 30, 1995. Approximately 38% of the September 28, 1996 order backlog is expected to be shipped during the fourth quarter of 1996 with the remaining 62% of the backlog to be shipped during the first quarter of 1997. The amount of unfilled orders at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. Accordingly, a comparison of unfilled orders as of two different dates is not necessarily meaningful.

                          PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS.

       There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and in the Company's Quarterly Report on Form 10-Q for the fiscal quarters ended March 30, 1996 and June 29, 1996.

  ITEM 2.  CHANGES IN SECURITIES.

           Not Applicable.

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

           Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

       Not Applicable

ITEM 5.  OTHER INFORMATION.

       Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits.  The following exhibits are contained in this report:

            10.1 Employment Agreement, dated September 12, 1996 between Converse Inc. and James Solomon.

            10.2  Fourth Amendment, dated August 30, 1996 to Credit
                  Facility.

            10.3  Second Amendment, dated September 1, 1996 to
                  Accommodation Letter between Converse Inc. and Apollo.

            27    Financial Data Schedule

       (b)  Reports on Form 8-K.

            Not Applicable.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated:   November 12, 1996

                                      Converse Inc.


                                      By:
                                         ----------------------------------
                                           Donald J. Camacho
                                           Senior Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                             Description
-----------                             -----------
  10.1       Employment Agreement, dated September 12, 1996 between Converse
             Inc. and James Solomon.

  10.2       Fourth Amendment, dated August 30, 1996 to Credit  Facility.

  10.3 Second Amendment, dated September 1, 1996 to Accommodation Letter between Converse Inc. and Apollo.

  27         Financial Data Schedule
