Form 10-K405
period 1996-12-28
CONVERSE INC
filed 1997-03-24
CIK 716934

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION
        PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER 1-13430

                                 CONVERSE INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                    43-1419731
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

                                ONE FORDHAM ROAD
                       NORTH READING MASSACHUSETTS 01864
              (Address of principal executive offices) (Zip Code)
      Registrant's telephone number, including area code:  (508) 664-1100
          -----------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE
                                                         ON WHICH REGISTERED
Common stock, without par value                        New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:
                                     None.

          ----------------------------------------------------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this Form 10-K or any amendment to this Form 10-K. [X]

          As of March 14, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $355,741,155, based on the closing sales price of the registrant's Common Stock as reported on the New York Stock Exchange as of such date ($20 5/8).

          Indicate with a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. YES [X] NO [ ]

          As of March 14, 1997, 17,248,056 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 28, 1997 for the Annual Meeting of Stockholders to be held on June 18, 1997 are incorporated by reference into Part III of this Report, as indicated herein.

================================================================================

                                 CONVERSE INC.
                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS
                                                                          Page
                                                                          ----
                                    PART  I.

     Item 1.   Business...............................................
                  General.............................................
                  Products............................................
                  Marketing and Product Development...................
                  Sales and Distribution..............................
                  Licensing Agreements................................
                  Sourcing and Manufacturing..........................
                  Research and Development............................
                  Backlog.............................................
                  Competition.........................................
                  Trademarks and Patents..............................
                  Environmental Matters...............................
                  Employees...........................................


     Item 2.   Properties.............................................

     Item 3.   Legal Proceedings......................................

     Item 4.   Submission of Matters to a Vote of Security Holders....

                                    PART II.

     Item 5.   Market for Registrant's Common Equity and
                Related Stockholder Matters...........................

     Item 6.   Selected Financial Data................................

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................

     Item 8.   Financial Statements and Supplemental Data.............

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................

                                   PART  III.

     Item 10.  Directors and Executive Officers of the Registrant

     Item 11.  Executive Compensation.................................

     Item 12.  Security Ownership of Certain Beneficial Owners........

     Item 13.  Certain Relationships and Related Transactions.........

                                   PART  IV.

     Item 14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K...................................

                                   SIGNATURES

               Signatures.............................................

  Information contained or incorporated by reference in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business--The 1996 Repositioning" and "Business--Growth Strategies." No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Risk Factors contained in "Business--Risk Factors" of this Report constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect any future events or occurrences.

                                     PART I
                                     ------
ITEM 1.  BUSINESS.
------------------

                                   BUSINESS

  Converse is a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children. The Company is also a global licensor of sports apparel, accessories and selected footwear. The Company, founded in 1908, began establishing its authentic footwear heritage with the introduction of its original canvas Chuck Taylor(R) basketball shoe in 1923. Throughout its nearly 90-year history, Converse has achieved a high level of brand name recognition due to its reputation for high performance products, quality, value and style. Through its well-known Converse(R) All Star(R) brand, the Company has consistently maintained its position as the American performance brand with authentic sports heritage.

  The Company's footwear is focused on four core categories: basketball, athleisure, children's and cross training, which represented approximately 34%, 31%, 22% and 8%, respectively, of the Company's 1996 net sales. The basketball category is comprised of high performance footwear for athletes and typically features Converse's proprietary REACT(R) shock absorption technology. Converse's athleisure footwear offerings are centered on the Converse Chuck Taylor All Star canvas athletic shoe, which management believes is the world's all time best-selling athletic shoe with over 550 million pairs sold since its introduction. Converse's rapidly growing children's category consists of children's-sized versions of the Company's basketball, athleisure and cross training shoes, as well as certain styles designed exclusively for children. Cross training, which is the fastest growing category in the athletic footwear industry, consists of high performance athletic shoes used for sports training and fitness.

  The Company's products are distributed in over 90 countries to approximately 9,000 customers, which include specialty athletic, sporting goods, department and shoe stores, as well as to 37 Company-operated retail outlet stores. In 1996, the Company's reported net sales were $349.3 million. However, this figure understates the total worldwide presence of Converse-branded products since a large portion is sold through licensees, and the Company recognizes only the percentage of these sales which it records as royalty income. Global wholesale sales of Converse-branded products, which include direct sales by the Company to retailers, sales by Converse distributors and sales of licensed products by Converse licensees, were approximately $800 million in 1996, of which over $560 million, or approximately 70%, were international sales. Although the Company's reported net sales declined from 1995 to 1996, global wholesale sales of Converse-branded products increased approximately 11% during this period.

  During 1996, Converse implemented a series of strategies designed to position the Company for long-term growth and profitability (the "1996 Repositioning"). These strategies included: (i) establishing a new management team, (ii) focusing on four core product categories, (iii) creating a single brand identity, (iv) coordinating marketing and product development and (v) streamlining operations. Primarily as a result of the 1996 Repositioning, the Company's backlog was approximately 39% higher at the end of 1996 as compared to 1995, with increases in the four core categories of basketball, athleisure, children's and cross training of approximately 68%, 17%, 42% and 66%, respectively.

 THE 1996 REPOSITIONING

  . Establishing a New Management Team. In 1996, the Company recruited a new management team with proven experience in the athletic footwear and sporting goods industries. The Company appointed Glenn N. Rupp as Chairman and Chief Executive Officer and James E. Solomon as Senior Vice President, Marketing and also engaged Ned Frederick to oversee product development. Previously, Mr. Rupp was at Wilson Sporting Goods Co. for eight years and served as President from 1985 to 1991, and Chief Executive Officer from 1987 to 1991. From 1985 to 1991, net sales at Wilson more than doubled and operating performance significantly improved. Mr. Solomon had previously been President and Chief Operating Officer of Dansk International and, prior to holding that position, had significant experience in the athletic footwear industry with companies such as Avia and New Balance. Mr. Frederick has previously held senior product design and development positions at Nike and adidas. The Company believes that the strategies executed by the new management team have contributed significantly to the recent improvement in the Company's performance.

  . Focusing on Four Core Product Categories. The Company is focused on four core product categories: basketball, athleisure, children's and cross training. These four categories represented, industry-wide, over $7 billion in domestic retail athletic footwear sales in 1996, and management believes that each of these categories has strong growth potential for Converse All Star-branded products. During 1996, the Company completed its exit from the football, baseball, running, walking, tennis and outdoor categories. The decision to concentrate on the basketball and cross training categories was driven by management's belief that these categories are the two most important athletic footwear categories to the Company's target consumers, males and females ages 12 to 24. The decision to concentrate on the athleisure and children's categories was based on the Company's historic success in these two categories. The Company believes that its increased marketing, advertising, product development and selling focus on its four core product categories will lead to increased market share and profitability.

  . Creating a Single Brand Identity. Management has created a single new marketing and brand positioning statement that focuses the Company's global marketing efforts on the concept "Converse All Star is the American performance brand with authentic sports heritage." The Company believes that the Converse All Star brand name and the Chuck Taylor patch logo command significant consumer brand awareness generated by their nearly 80-year history. In addition, the Converse All Star brand is enhanced by the Company's position as the originator of the first basketball shoe, the canvas Chuck Taylor All Star. In an effort to capitalize on the Converse All Star brand's significant consumer recognition and authentic heritage, the Company will focus its marketing, advertising and product development to promote this single brand identity. Prior to 1996, the Company's products had been marketed under multiple brand names and logos with different marketing and advertising strategies for each brand. The Company's new singular focus on building one brand has resulted in higher consumer demand in relation to the Company's advertising and marketing expenditures.

  . Coordinating Marketing and Product Development. During 1996, the new management team greatly increased the Company's ability to develop products consistent with consumer preferences. As a result of consumer demand, the Company has increased the frequency of its product introductions as well as the depth of its products in each of its four core categories. Management anticipates introducing new products every six to eight weeks, as compared to generally having introduced new products semi-annually in the past. The Company's consumer research is integral to the development of both the Company's new products and its advertising campaigns and in-store point of purchase materials. Each of the Company's products is now fully supported by a consistent, integrated marketing program, responsive to the demands of the Company's target customers.

  . Streamlining Operations. Due to the elimination of non-core categories, the creation of a single brand marketing strategy and the reduction of infrastructure, the Company's expenses declined substantially during 1996. Selling, general and administrative expenses were reduced by approximately $31 million, or 21%, as compared to 1995.

PRODUCTS

  As a result of the Company's 1996 Repositioning, Converse now focuses all of its marketing, product development and sales efforts on its four core categories: basketball, athleisure, children's and cross training.

 Basketball

  Converse's basketball footwear offerings are comprised of high performance footwear for athletes and typically feature Converse's proprietary REACT shock absorption technology. The Company's basketball footwear is worn by a number of NBA players, including endorsers such as Dennis Rodman, Latrell Sprewell, Kevin Johnson and Anthony Mason, and by many major NCAA basketball teams.

  The Company continues to introduce new state-of-the-art designs under the Converse All Star brand, such as the All Star Springfield and the All Star Tourney. Recently, many of Converse's successful basketball shoes, including the All Star 2000 canvas and the Dr. J. 2000, have featured design elements that trace their heritage to authentic Converse footwear of the 1950s, 1960s and 1970s. The Dr. J. 2000 and the All Star 2000 canvas shoes are designed for the performance needs of today's basketball players, yet are familiar to consumers who have known Converse products throughout the years. Both the Dr.
J. 2000 and the All Star 2000 canvas incorporate the Company's REACT technology.

  Management believes that the domestic retail market for basketball footwear was approximately $2.3 billion in 1996. The Company's basketball footwear sells in the U.S. at suggested retail prices ranging from $45.00 to $85.00 through an extensive network of athletic specialty, sporting goods, department and shoe stores. While the target consumers for Converse basketball shoes are males and females ages 12 to 24, the Company's basketball shoes appeal to a broad group of consumers.


 Athleisure

  Converse athleisure footwear offerings are centered on the Chuck Taylor All Star canvas athletic shoe, which management believes is the world's all time best-selling athletic shoe with over 550 million pairs sold since its introduction in 1923 as the world's first basketball shoe. Converse's athleisure footwear encompasses both classic, time-tested athletic shoes and styles targeted at alternative sports enthusiasts. The Company believes that the main consumers for these products are male and female athletes that seek a more simply styled athletic shoe when not playing sports. Because these shoes have authentic sports heritage, many have remained unchanged since their inception and have become true American sports icons.

  The Company's athleisure products, which come in a wide variety of colors, sell in the U.S. at suggested retail prices ranging from $20.00 to $65.00 in athletic specialty, sporting goods, department and shoe stores, as well as specialty apparel retailers.

 Children's

  Converse's rapidly growing children's category consists of children's-sized versions of the Company's basketball, athleisure and cross training shoes, as well as certain styles designed exclusively for children. The Company's children's footwear is rooted in sports, offering all the features and benefits of the adult models and the same unique styling that attracts adults to the Company's basketball, athleisure and cross training products. With the Company's current momentum in adult basketball shoes, there is a renewed interest on the part of retailers and consumers for children's versions of these popular offerings.

  Management believes that the domestic retail market for children's footwear was approximately $1.9 billion in 1996. The Company's children's footwear is generally sold in the U.S. at suggested retail prices ranging from $22 to $60 through athletic specialty, children's bootery, sporting goods and department stores.

 Cross Training

  Cross training, which is the fastest growing category in the athletic footwear industry, consists of high performance athletic shoes used for multiple sports activities. The Company believes this category represents a major growth opportunity since Converse's cross training and basketball products have similar target purchasers. With Converse's current positive momentum in the basketball category, the Company believes that there are significant opportunities to expand the sales of Converse's cross training products.

  Management believes that the domestic retail market for cross training footwear was approximately $1.7 billion in 1996. In addition, cross training is estimated by Converse to be a larger worldwide category than basketball. The Company's cross training footwear sells in the U.S. at suggested retail prices ranging from $50.00 to $75.00 through an extensive network of athletic specialty, sporting goods, department and shoe stores. The Company's Spring 1997 cross training footwear offerings include the One Star 2000 and the Fit Star.

MARKETING AND PRODUCT DEVELOPMENT

  The Company's marketing strategy is centered on the Converse All Star brand, which is positioned as the American performance brand with authentic sports heritage. The Company believes that there are significant opportunities to continue to build the brand, which commands high consumer awareness generated by its nearly 80-year history. As a result of its single brand marketing strategy, management believes that it will be able to build the Converse All Star brand in a more efficient and focused manner than in previous years.

  Management believes that the increased coordination between the Company's marketing and product development teams has greatly improved the Company's ability to develop products consistent with consumer preferences. As a result, the Company has been able to increase the frequency of its product introductions as well as the depth of its products in each of its four core categories. The Company's consumer research has become an integral part of its product development, advertising campaigns and in-store point of purchase materials. Each of the Company's products is now fully supported by a consistent, integrated marketing program, responsive to the demands of the Company's target customers.

  To complement its marketing strategies, Converse cultivates the endorsement and promotion of Converse footwear among athletes. In 1996, management rationalized its endorsement programs consistent with the Company's single brand strategy and focus on the Company's four core product categories.

  The Company's endorsers include both current NBA athletes, such as Dennis Rodman, Latrell Sprewell, Anthony Mason and Kevin Johnson and NBA athletes from an earlier era, including Julius "Dr. J" Erving and Larry Bird. The Company is also a leading supplier of athletic shoes to premier NCAA basketball teams, including the University of Arkansas, Clemson University, the University of Georgia, Indiana University, the University of Louisville, the University of New Mexico, Oklahoma University and the University of South Carolina. Management believes that there are substantial opportunities to utilize these endorsers to influence its target customers and further build the Converse All Star brand through the Company's focused and integrated marketing strategies.

SALES AND DISTRIBUTION

  The Company's products are distributed in over 90 countries to approximately 9,000 customers, which include athletic specialty, sporting goods, department and shoe stores, as well as to 37 Company-operated retail outlet stores. Recently, the Company has significantly increased its distribution through specialty athletic retailers that showcase the Company's and its licensees' coordinated head-to-toe product offerings.


 United States

  The Company's 48 member U.S. sales force markets Converse footwear through approximately 4,200 active retail accounts. In 1996, domestic sales represented 55% of total Company net sales. The Company has recently refined its distribution strategy to increase its focus on key growth accounts such as specialty athletic retailers. National and large regional accounts are serviced by 12 account executives who are paid on a salary and bonus basis, and who focus on the product and merchandising needs of these retailers. A majority of the Company's domestic sales are served by an electronic data interface ("EDI") ordering system. In addition, a quick response system has been implemented with a number of the Company's highest volume accounts. The quick response system provides for the rapid replenishment of retailer stock through an inventory management process which produces constant "on-hand" inventory quantities.

  All sales to U.S. retailers other than the national or large regional accounts are serviced by the Company's 36 member direct sales force, which is compensated on a commission basis. The commission schedule is structured to reward future orders (orders placed four to five months before delivery), product mix, and profitability. This compensation structure is integral to the Company's inventory management program, which emphasizes future orders over "at once" orders to reduce inventory investment and risk.

  In 1996, two key accounts, Sears Roebuck and J.C. Penney, each contributed over $10 million to the Company's net sales. Together they accounted for 10.5% of the Company's total U.S. net sales in 1996 (as compared to 7.5% in 1995) and 5.8% of 1996 worldwide net sales (as compared to 3.8% in 1995). The Company strives to maintain the integrity of the Converse image by controlling the distribution channels for its products based on criteria which include the retailer's image and ability to effectively promote the Company's products. The Company works with its retailers to display, stock and sell a greater volume of the Company's products.

  The Company operates 35 retail outlet stores in the United States which serve as a vehicle to close out inventory in a controlled manner. In addition, these stores showcase the Company's current product offerings. The retail outlets average 4,400 square feet each and contributed a total of $26.6 million to 1996 net sales. The Company continually upgrades the design and layout of its retail outlet stores to further promote the Converse brand image.

 International

  Management believes that the Company is well-positioned to continue to take advantage of additional international growth opportunities. Although the tradition of the Converse All Star brand as a high performance athletic brand is not as well known internationally as in the United States, the Company believes that because of the global reach of music, fashion, media and alternative sports, the styles and trends among the Company's target customer group internationally are similar in many ways to those in the United States. Management believes that the Company is well-positioned to continue to take advantage of additional growth opportunities in Europe and the Pacific Rim as well as opportunities in the developing markets of Latin America and Eastern Europe.

  In the key western European markets of France, Italy, Spain, Benelux, United Kingdom, Germany, Portugal, Scandinavia, Austria and Switzerland, Converse has converted its independent distributors to operating units of the Company to better control the distribution of its products in these markets. These Converse operating units are responsible for the marketing and distribution of Converse-branded footwear, apparel and accessories to sporting goods, department, and specialty stores within these territories. The Company operates two retail outlet stores in England. Sales in Eastern Europe, the Middle East and Africa are made through independent importer/distributors.

  Sales of footwear in the Pacific region are made through independent importer/distributors, the largest of which is Moon-Star Chemical Corporation, which is the Company's exclusive distributor of footwear in Japan. Moon-Star contributes approximately 12% to the Company's total net sales worldwide. Sales of Converse-branded apparel and accessories in the Pacific region are made by over 20 licensees who generated approximately $270 million in wholesale sales in 1996. The Pacific region contributes the largest percentage of international licensee income. See "Licensing Agreements."

  The Latin America market which is supplied by nine footwear importer/distributors and four apparel licensees, continues to show strong growth potential.

LICENSING AGREEMENTS

  Converse utilizes licensees who manufacture or purchase and distribute sports apparel, accessories and selected footwear to provide consumers head-to-toe Converse-branded products globally. Converse has entered into 65 separate licensing agreements permitting the licensees to design and market specific products under the Converse brand name in specific markets. Under the terms of Converse's licensee arrangements, all products designed by licensees, as well as the related advertising, must be approved in advance by Converse. In addition, Converse has the right to monitor the quality of the licensed products on an ongoing basis.

  The following table details sales by Converse's licensees that produced royalties to Converse for the years indicated and Converse's resulting royalty income:

                                                    FISCAL YEAR ENDED
                                          --------------------------------------
                                          DECEMBER 31, DECEMBER 30, DECEMBER 28,
                                              1994         1995         1996
                                          ------------ ------------ ------------
                                                  (DOLLARS IN THOUSANDS)
Total sales by licensees:
  Footwear...............................   $ 90,449     $ 84,231     $101,117
  Apparel and accessories................    106,490      178,185      307,011
                                            --------     --------     --------
  Total..................................   $196,939     $262,416     $408,128
                                            ========     ========     ========
Total royalty income:
  Footwear...............................   $  7,653     $  7,046     $  7,944
  Apparel and accessories................      6,559       10,211       19,693
                                            --------     --------     --------
  Total..................................   $ 14,212     $ 17,257     $ 27,637
                                            ========     ========     ========

  In Japan, Converse has agreements with 10 licensees to produce Converse-branded apparel, accessories and selected footwear for the Japanese market. These Japanese licensees accounted for approximately 54.6% of total worldwide royalty income in 1996. Licensees in Australia and Taiwan contributed 15.2% of total worldwide royalty income in 1996. Licensee income generated in the U.S. represented approximately 9.7% of total worldwide royalty income in 1996.

SOURCING AND MANUFACTURING

  The majority of the Company's footwear is sourced from various Far East factories. However, most of the Company's athleisure products are manufactured domestically.

 Sourcing

  In 1996, approximately 70% of all Converse footwear was sourced from a variety of Far East manufacturers on a per order basis. These manufacturers produce the Company's footwear according to the Company's own design specifications and quality standards. Sourcing is managed by the Company's corporate headquarters in the United States. In selecting subcontractors, Converse attempts to use manufacturers that specialize in the type of footwear being produced and to avoid overdependence on any particular supplier by having a sufficient diversity of sources. The Company utilizes one sourcing agent in Taiwan who assists the Company in selecting and overseeing third party contractors, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The Company's production staff and independent sourcing agent together oversee all aspects of manufacturing and production. Many of the manufacturers utilized by Converse are also used by the Company's competitors.

  Starting in 1995, the Company shifted a portion of its footwear production from Korea and Indonesia to China and other Pacific Rim countries to reduce costs while maintaining the Company's high product quality standards. In 1996, the Company purchased over 11.7 million pairs of shoes from 24 manufacturers located in China, Taiwan, Macau, Vietnam, Indonesia and the Philippines. While one manufacturer produces approximately 24% of the Company's products, the Company believes such manufacturer can be replaced, if necessary, subject to short-term supply disruptions.

 Manufacturing

  Converse is the largest manufacturer of athletic footwear in the United States, producing over 5.2 million pairs in 1996. Converse owns and operates manufacturing facilities in Lumberton, North Carolina and Reynosa, Mexico. During 1995, due to decreasing order volume, the Company closed its leased manufacturing facility in Mission, Texas and transferred all of its stitching operations to Reynosa, Mexico. The Company plans to reopen the Mission facility in 1997 for cutting and limited production.

  The Company manufactures most of its athleisure footwear at the Company's approximately 350,000 square foot Lumberton facility. The Lumberton factory produces components and is responsible for the final assembly of the Company's athleisure footwear. All stitching is done at the Reynosa facility to capitalize on lower labor costs. The Lumberton facility presently operates at approximately 55% of capacity. The Company is evaluating alternative ways to best utilize this excess capacity.

  The domestic manufacturing of Converse's athleisure products has enabled the Company to go on EDI/Quick response with some of its major customers. Converse's ability to produce its best-selling athleisure models with significantly shorter lead-times than foreign-sourced products is a competitive advantage.

  The principal materials used in Converse's athleisure footwear products are canvas, linen and rubber. The Company purchases its raw materials from diverse suppliers. While one supplier accounts for approximately 20% of raw materials purchases, the Company believes such supplier can be replaced, if necessary, subject to short term supply disruptions.

RESEARCH AND DEVELOPMENT

  Converse is a leading innovator of new footwear technologies, an important factor in increasing sales to the Company's target customers. Over the past three years, the Company has spent a total of $23.0 million on research and development. Converse's state of the art biomechanics laboratory, located in a leased facility near the Company's headquarters, continually conducts research on new performance-enhancing technologies. The Company's biomechanical engineers are also involved in the design stages of athletic footwear to help develop new technologies and attributes to improve the function of shoes for specific sports. The Company maintains a full set of production equipment at its North Reading headquarters to develop prototypes, and to ensure that new products can be manufactured efficiently to Converse's specifications. In addition, Converse maintains a chemistry laboratory that develops and tests midsole and outsole compounds, adhesives and fabrics for use in its products.

  Many of Converse's basketball shoes use the patented REACT shock absorption technology. REACT gel is a polymer encapsulated in the midsoles of Converse basketball shoes in the heel and forefoot regions that attenuates shock as athletes run and jump and force pressure on their feet. Management believes that REACT technology attenuates shock better than the technologies of its competitors. Competitive athletes have reacted favorably to the comfort and performance of REACT technology.

BACKLOG

  At the end of Fiscal 1996, the Company's global backlog was $183.3 million, compared to $131.9 million at the end of Fiscal 1995. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. Accordingly, a comparison of backlog as of two different dates is not necessarily meaningful.

COMPETITION

  The athletic footwear market is highly competitive. Industry participants compete with respect to fashion, price, quality, performance and durability.
The athletic footwear industry in the United States can be broken down into several groups. Nike Inc. ("Nike"), with 1996 estimated U.S. footwear revenues exceeding $2.5 billion, controls over 30% of the U.S. athletic footwear market. Reebok International, Inc. ("Reebok"), with 1996 estimated U.S. footwear revenues exceeding $1.2 billion, controls approximately 15% of the U.S. athletic footwear market. Each of these companies has full lines of product offerings, competes with Converse in the Far East for manufacturing sources, distributes to more than 10,000 outlets worldwide and spends substantially more on advertising and promotion than Converse. Fila USA, Inc. has estimated U.S. footwear sales exceeding $500 million, and adidas, New Balance Athletic Shoe, Inc. and Stride Rite Corporation each have 1996 U.S. footwear revenues of between $200 million and $500 million. All of these companies also compete with Converse for access to foreign manufacturing facilities. In addition to these competitors, there are companies with U.S. revenues of under $200 million, including Airwalk, ASICS Tiger Corporation, British Knights, Inc., Etonic, Inc., Hyde Athletic Industries, Inc., K-Swiss, Inc., L.A. Gear, Inc. and Vans, Inc., among others. Some of these companies emphasize footwear in categories such as running, tennis or teamsports that are not produced by the Company. Worldwide footwear industry data is unavailable, but the largest companies worldwide are believed to be Nike, Reebok and adidas AG ("adidas").

TRADEMARKS AND PATENTS

  Converse utilizes trademarks on virtually all of its footwear and licensed apparel. Converse's main trademarks are "Converse(R) All Star(R)", "Chuck Taylor(R)" and "REACT(R)" name and design and the "Converse All Star Chuck Taylor Patch" and "All Star and Design" logos. In addition to those main trademarks, from time to time Converse registers and/or uses other special trademarks for special product lines or products or features. Converse believes that these trademarks are important in identifying its products with the Converse brand image, and the trademarks are often incorporated prominently in product designs.

  The Company believes the Converse brand to be among its most important and valuable assets for its marketing, and generally seeks protection for its trademarks in most countries where significant existing or potential markets for its products exist. Converse takes vigorous action to defend its trademarks in any jurisdiction where infringement is threatened or has occurred or others have tried to register them. It is impossible to estimate the amount of counterfeiting involving Converse products or the effect such counterfeiting may have on Converse's revenue and brand image.

  Accordingly, the Company maintains and preserves its trademarks and the related registrations and aggressively protects such rights by taking appropriate legal action against infringement, counterfeiting and misuse. The Company is not aware of any material claim of infringement or other challenges to the Company's right to use any of its trademarks, tradenames, or patents.

  The Company has a variety of patents, including a number of U.S. and foreign patents and patent applications on its REACT(R) technology.

ENVIRONMENTAL MATTERS

  The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to the operation and removal of underground storage tanks and the storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes. The nature of the Company's operations expose it to the risk of claims with respect to environmental matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

  Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, or exposure to liability for environmental claims, will not have a material adverse effect on the Company's business, operations, financial position or liquidity. However, future events, such as changes in existing laws and regulations, or unknown contamination of sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites) may give rise to additional compliance costs which could have a material adverse effect on the Company's financial condition.

EMPLOYEES

  As of December 28, 1996, Converse employed 2,249 individuals, of whom 1,220 were in manufacturing, and 1,029 were in sales, administration, development and distribution. Management believes its relationship with its employees to be good. Converse has not experienced any material work stoppages or strikes in recent years. The Reynosa, Mexico manufacturing workforce, representing approximately 17% of Converse's work force, is represented by a union.

RISK FACTORS

  Investors should carefully consider the following factors, together with other information contained and incorporated by reference in this Report, in evaluating an investment in the Company.

RECENT OPERATING LOSSES

  The Company sustained an operating loss of $29.7 million in 1995 and an operating gain of $0.2 million in 1996. The Company had an accumulated stockholders' deficit of $38.9 million at December 28, 1996. Although recent improvements in backlog are encouraging, there can be no assurance that any profitability that is achieved will be maintained.

COMPETITION; CHANGES IN CONSUMER PREFERENCES

  As described above under "Business--Competition," the branded athletic footwear industry is highly competitive. Furthermore, the Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer preferences and demands in a timely manner. Accordingly, any failure by the Company to anticipate and respond to changing merchandise trends and consumer preferences and demands could materially adversely affect consumer acceptance of the Company's brand name and product lines, which in turn could materially adversely affect the Company's business, financial condition or results of operations.

FOREIGN PRODUCTION

  Approximately 70% of the Company's footwear is manufactured to its specifications by independent producers located in the Far East, particularly China, Taiwan, Macau, Indonesia, Vietnam and the Philippines. The Company also operates a facility in Mexico for the stitching of canvas uppers for certain athleisure category footwear. As a result of the Company's continuing use of foreign manufacturing facilities, the Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, import and export duties and trade barriers (including quotas), restrictions on the transfer of funds, work stoppage and, in certain parts of the world, political instability. To date, these factors have not had an adverse impact on the Company's operations. See "Business--Sourcing and Manufacturing."

ECONOMIC CONDITIONS AND SEASONALITY

  Converse and the footwear industry in general are dependent on the economic environment and levels of consumer spending which affect not only the ultimate consumer, but also retailers, Converse's primary direct customers. As a result, Converse's results may be adversely affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. There can be no assurance that any prolonged economic downturn would not have a material adverse effect on Converse. Sales of Converse's footwear products are somewhat seasonal in nature with the strongest sales generally occurring in the first and third quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


NATURE OF ENDORSEMENT CONTRACTS

  A key element of Converse's marketing strategy has been to obtain endorsements from prominent athletes, and management believes that this has proven to be an effective way to gain global brand exposure. See "Business-- Marketing and Product Development." These endorsement contracts generally have three to five-year terms, and there can be no assurance that they will be renewed or that endorsers signed by the Company will continue to be effective promoters of the Company's products. If Converse were unable in the future to secure suitable athletes to endorse its products on terms it deemed reasonable, it would be required to modify its marketing plans and could have to rely more heavily on other forms of advertising and promotion, which might not prove to be as effective as endorsements.

CONTROLLING STOCKHOLDERS

  Apollo Investment Fund, L.P. ("Apollo") and its affiliate Lion Advisors, L.P., on behalf of an investment account under management ("Lion"; Apollo and Lion together being referred to herein as the "Apollo Stockholders"), together beneficially owned approximately 65.2% of the outstanding Common Stock of the Company at December 28, 1996. By reason of their ownership of shares of Common Stock, the Apollo Stockholders have the power effectively to control or influence control of the Company, including in elections of the Board of Directors and other matters submitted to a vote of the Company's stockholders, including extraordinary corporate transactions such as mergers. The Apollo Stockholders may exercise such control from time to time. A majority of the Board of Directors consists of individuals associated with affiliates of Apollo and Lion. See "Management".

SHARES ELIGIBLE FOR FUTURE SALE

   The Apollo Stockholders have the right to cause Converse to register the shares of Common Stock that they own pursuant to a registration rights agreement. Future sales of shares, or the availability of shares for future sale, could adversely affect the prevailing market prices for the Common Stock.

ANTI-TAKEOVER PROVISIONS

  The Company's Restated Certificate of Incorporation contains certain provisions, including authorization to issue "blank check" preferred stock ("Preferred Stock"), prohibition of stockholder action by written consent and the requirement of 75% ("supermajority") stockholder vote to alter, amend, repeal or adopt certain provisions of the Restated Certificate of Incorporation. In addition, the Company's Restated Certificate of Incorporation contains provisions limiting the ability of any person who is the beneficial owner of more than 10% of the outstanding voting stock to effect certain transactions involving the Company unless approved by a majority of the Disinterested Directors (as defined in the Restated Certificate of Incorporation of the Company). Such provisions could impede any merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company.

ITEM 2.  PROPERTIES.
--------------------


  Converse owns or leases the following principal plants, offices and warehouses:

                                                      FLOOR SPACE
LOCATION                        TYPE OF FACILITY     -------------  OWNED/LEASED
--------                        ----------------     (SQUARE FEET)  ------------
                                                     -------------

North Reading, MA..........  Headquarters                 106,800      Owned
Wilmington, MA.............  Research and                  23,192      Leased
                             Development Facility
Lumberton, NC..............  Plant                        386,761      Owned
Charlotte, NC..............  Distribution center          431,665      Leased
Reynosa, Mexico............  Plant                         50,188      Owned
Mission, TX................  Plant                         55,552      Leased


  In addition to the above properties, the Company leases space for 35 retail stores in the U.S. and 2 retail stores in the United Kingdom. The Company also leases several sales and customer service offices and distribution centers throughout the world. The Wilmington, Massachusetts lease expires in 1998, with renewal terms through 2000, the Charlotte, North Carolina lease expires in 2001, and the Mission, Texas facility lease expires in 1998, with renewal terms through 2014. For further information regarding the Lumberton and Mission facilities see "Business--Sourcing and Manufacturing".


ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

A.    Apex-related Litigation
      -----------------------

  On May 18, 1995, Converse consummated the acquisition of Apex One, Inc. ("Apex"). Under the terms of the Apex Securities Purchase Agreement, the total consideration paid by Converse to the sellers in exchange for 100% of the outstanding common stock consisted of: (i) promissory notes in the aggregate principal amount of $11 million, discounted to $9,644 at a rate of 12% and (ii) warrants to purchase 1,750,000 shares of Converse common stock at an exercise price of $11.40. The warrants expire on May 18, 2000 and were valued at the time of acquisition at $3,528.

  As a result of significant operational and financial difficulties discovered subsequent to the acquisition of Apex, Converse performed an investigation of potential breaches of representations and warranties by Apex and its former owners in connection with Converse's purchase of Apex. In November 1995, Converse paid into escrow, as opposed to paying the former owners directly, the first interest payment of $443 pertaining to the subordinated notes issued as part of the Apex purchase price. Converse also paid the May 1996 and November 1996 interest payments into escrow, bringing the total in escrow, including accumulated interest, at December 28, 1996 to $1,354. In January, 1996, certain former owners of Apex filed suit against Converse seeking a declaratory judgment that they were entitled to payment of this interest. In March 1996, Converse filed counter claims against these former Apex owners for breach of warranty and other claims relating to the Apex purchase (together the "State Court Action"). In May 1996, the Company filed suit in U.S. District Court, Southern District of New York against certain former owners of Apex for violation of the federal securities laws. In a separate suit filed the same day, several former owners of Apex asserted certain securities law and other claims against Converse (together the "Federal Court Action").

  In January 1997, a jury ruled unanimously in favor of Converse and against each of the four former owners of Apex who were parties to the State Court Action. In connection with the favorable jury verdict, the Company was awarded damages against these four former Apex owners. Subsequently, the Company entered into settlement agreements with three of these parties, whereby subordinated notes, common stock warrants and other contractual obligations issued to such parties by Converse in connection with the acquisition of Apex were delivered to the Company, together with a cash payment of $2.0 million by one of the former owners to Converse in satisfaction of Converse's indemnification claims. Separately, the Company entered into settlement agreements with all of the remaining former owners of Apex who were not parties to the State Court Action, whereby these former owners acknowledged their obligations to Converse for indemnification claims under the Securities Purchase Agreement. As part of these settlements, the former owners delivered to Converse in full satisfaction of Converse's indemnification claims their subordinated notes, common stock warrants, and other contractual obligations issued by Converse to these parties in connection with the acquisition of Apex. In addition, the settling former owners of Apex referred to above have agreed to forego all claims against Converse related to the Federal Court Action. As a result of the above, during the first quarter of 1997, Converse will realize a pretax gain of approximately $17.8 million. The settlements with the former owners referred to above will result in the reduction during the first quarter of 1997 of subordinated notes, common stock warrants, and accrued liabilities for other contractual obligations of approximately $8.9 million, $3.5 million and $5.4 million respectively, from those amounts recorded at December 28, 1996.

  As of March 14, 1997, only one former owner of Apex has not settled with Converse. The jury award in the State Court Action included an indemnification award against this party in the amount of $750,000, which was the maximum indemnification obligation of this party to Converse under the Securities Purchase Agreement. This former owner holds subordinated notes in the amount of $774,000. Converse continues to pursue its claims against this remaining party in the Federal Court Action and believes it will prevail based upon, among other things, the jury award in the State Court Action.

  On September 14, 1995, Apex filed for Chapter 11 bankruptcy protection. As a result of the Chapter 11 bankruptcy filing, various lawsuits were filed against Converse alleging that the Company was liable for the debts of Apex. Claims in connection with these lawsuits totaled approximately $6,500. Despite Converse's belief that it had valid defenses to the claims made, the Company entered into settlement discussions with the Apex estate in order to avoid defending these lawsuits and incurring the associated legal fees. In February 1997, the United States Bankruptcy Court confirmed the Apex plan of liquidation pursuant to which Converse made a $4.0 million payment to the Apex estate and a $500,000 payment to certain creditors of Apex during the first quarter of 1997, resulting in a pretax loss of approximately $4.5 million. In addition, Converse relinquished its claims against Apex. The confirmed plan also included injunction and release provisions which preclude Apex or its creditors from bringing or continuing any Apex related claims against Converse.

  As a result of the State Court Action, the settlement agreements with certain former owners of Apex and the Apex bankruptcy payments, Converse will record a net pretax gain of approximately $13.3 million during the first quarter of 1997. See notes 3 and 16 to the Consolidated financial statements contained herein.

B.  Other Litigation
    ----------------

  Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

  Not applicable.



                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

The Company's common stock ("Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol "CVE." The following table sets forth the range of high and low sales prices for the Common Stock as reported by the NYSE for the periods indicated.

                                                                   HIGH    LOW
                                                                  ------- ------
      1995
      ----
      First Quarter.............................................. $11 3/4 $9 3/8
      Second Quarter.............................................   9 7/8  6 5/8
      Third Quarter..............................................   8 5/8  5 3/8
      Fourth Quarter.............................................   5 3/4  3 1/2
      1996
      ----
      First Quarter..............................................   7 1/8  4 1/8
      Second Quarter.............................................   5 1/2  3 7/8
      Third Quarter..............................................   6 7/8  4 1/8
      Fourth Quarter.............................................  15 3/4  6

  As of March 14, 1997 there were 17,248,056 shares of Common Stock issued and outstanding, which shares were held by approximately 2,300 holders of record of the Company's Common Stock.

  The Company has not paid any dividends on its Common Stock during the periods indicated and does not anticipate paying any dividends on its Common Stock in the foreseeable future. Any future payment of dividends will depend upon the financial condition, capital requirements, earnings and loan covenant restrictions of Converse, as well as upon other factors that the Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

  The following selected consolidated financial data of Converse should be read in conjunction with Converse's historical consolidated financial statements and the notes thereto contained herein. The following selected historical consolidated financial data has been derived from the historical consolidated financial statements of Converse. Prior to the Distribution effected on November 17, 1994, Converse was a wholly-owned subsidiary of Furniture Brands International, Inc. ("Furniture Brands"). Furniture Brands and its principal domestic subsidiaries, including Converse, emerged from Chapter 11 reorganization on August 3, 1992. In accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," Furniture Brands was required to adopt "fresh-start" reporting, and such principles have been applied to the consolidated financial statements of Converse and the tables presented below. Accordingly, Converse's consolidated financial statements at dates and for periods after August 2, 1992 are not comparable to the consolidated financial statements for prior periods. The historical consolidated financial statements of Converse for 1994 and prior periods may not reflect the results of operations or financial position that would have been obtained had Converse been a separate, independent company during such periods.

  The unaudited pro forma consolidated statement of operations data for the year ended December 31, 1994 has been derived from the historical consolidated financial statements of Converse and gives effect to the Distribution, the new Credit Facility of Converse entered into in connection therewith and the application of the net proceeds therefrom as if they occurred at the beginning of the year. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of operating results that would have occurred had the Distribution been consummated at the beginning of the year.


                                          FIVE MONTHS ENDED (1)                            FISCAL YEAR ENDED
                                  ------------------------------------  -----------------------------------------------------------
                                       AUG. 2, 1992       JAN. 2, 1993  JAN. 1, 1994  DEC. 31, 1994  DEC. 30, 1995   DEC. 28, 1996
                                  ----------------------  ------------  ------------  -------------  --------------  --------------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales.......................              $ 133,976       $134,879      $380,427       $437,307       $407,483       $ 349,335
Cost of sales...................                 93,372         88,204       254,338        286,555        293,948         263,098
                                              ---------       --------      --------       --------       --------       ---------
Gross profit....................                 40,604         46,675       126,089        150,752        113,535          86,237
Selling, general and
 administrative expenses........                 41,760         43,366       108,059        128,876        146,332         114,888

Royalty income..................                  3,102          4,538        10,808         14,212         17,257          27,638
Restructuring expense (credit)..                   ----           ----          ----           ----         14,182          (1,177)
Earnings (loss) from
 operations.....................                  1,946          7,847        28,838         36,088        (29,722)            164
Loss (credit) on investment
 in unconsolidated
 subsidiary.....................                   ----           ----          ----           ----         52,160          (1,362)
Interest expense................                  2,753          3,152         7,501          7,423         14,043          17,776
Other expense, net..............                    564            165         1,904            504          3,966           6,319
                                              ---------       --------      --------       --------       --------       ---------
Earnings (loss) before
 reorganization items, income
 tax expense (benefit), and
 cumulative effect of a change
 in accounting principle........                 (1,371)         4,530        19,433         28,161        (99,891)        (22,569)
Reorganization items............                (99,531)          ----          ----           ----           ----            ----
                                              ---------       --------      --------       --------       --------       ---------
Earnings (loss) before income
 tax expense (benefit) and
 cumulative effect of a change
 in accounting principle........               (100,902)         4,530        19,433         28,161        (99,891)        (22,569)
Income tax expense (benefit)....                    313          3,570         7,329         10,565        (28,144)         (4,134)
                                              ---------       --------      --------       --------       --------       ---------
Earnings (loss) before
 cumulative effect of a change
 in accounting principle........               (101,215)           960        12,104         17,596        (71,747)        (18,435)

Cumulative effect on prior
 years of a change in
 accounting for retirement
 benefits other than  pensions..                 (6,766)          ----          ----           ----           ----            ----
                                              ---------       --------      --------       --------       --------       ---------
Net earnings (loss).............              $(107,981)      $    960      $ 12,104       $ 17,596       $(71,747)       ($18,435)
                                              =========       ========      ========       ========       ========       =========
Net earnings (loss) (per share).                                                              $1.05         $(4.30)          (1.10)
PRO FORMA STATEMENT OF
 OPERATIONS DATA (UNAUDITED):
 Interest expense(2)............                                                             10,148
 Income tax expense (3).........                                                              9,479
 Net Earnings(4)................                                                             16,004
 Net Earnings per share (4)(5)..                                                              $0.96
BALANCE SHEET DATA
(AT PERIOD END):
 Working capital................              $ 119,523       $108,975      $111,080       $131,122       $ 89,680       $ (32,648)
 Total assets...................                167,956        167,010       179,954        223,726        224,507         222,603
 Long-term debt, less current
  maturities....................                 75,587         70,300        69,262         77,087        112,824           9,644
 Total stockholders' equity
  (deficiency)..................                  4,926          3,191        10,270         44,987        (22,685)        (38,868)

---------------

(1) Effective January 2, 1993, Converse changed its fiscal year end from the last Saturday in February of each year to the Saturday closest to December 31 of each year. This change, coupled with "fresh-start" reporting, results in reporting fiscal 1992 in two 22-week periods.

(2) Reflects the elimination of interest expense on Converse's allocated debt prior to the Distribution ($80,000 at November 17, 1994) and records interest expense under the Credit Facility entered into in connection with the Distribution ("A Facility" borrowings of $35,000 plus average seasonal borrowing of $10,000 at an average rate of 8.4% per annum, "B Facility" borrowings of $40,000 at an average rate of 9.15% per annum, letters of credit fees of $600 per year, unused line fees of $335 per year and amortization of deferred facility fees [A Facility commitment fees of $4,000 amortized over three years and B Facility commitment fees of $1,200 amortized over three years, $400 amortized over twenty-seven months beginning nine months after transaction date and $800 amortized over two years beginning one year after transaction date]).

(3) Reflects a reduction in income tax expense relating to pro forma adjustments at an effective income tax of 37.2%.

(4) Includes the effect of $500 in fees that the Company paid to Furniture Brands for consulting services under a Services Agreement that terminated after one year, an annual consulting fee of $500 that the Company pays to Apollo Advisors, L.P. and an annual collateral management fee of $100 payable to the principal lender under the Credit Facility.

(5) Pro forma net earnings per share calculated assuming 16,692,156 shares of Common Stock were outstanding throughout the period. Outstanding stock options are considered Common Stock equivalents but are not dilutive for purposes of computing pro forma net earnings per share.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS .
---------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion is based upon and should be read in conjunction with the consolidated financial statements and the notes thereto of the Company included elsewhere herein.

GENERAL

  Converse was founded in 1908, and operated as an independent family-owned company until 1971, when it was acquired by Eltra Corporation, a diversified holding company. In 1983, Converse became a publicly-traded company through an initial public offering. In 1986, Furniture Brands, then named INTERCO INCORPORATED, acquired Converse. On November 17, 1994, Furniture Brands distributed to its stockholders all of the outstanding Common Stock of Converse (the "Distribution"), and Converse became an independent publicly-traded company.

  Converse is a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children. The Company is also a global licensor of sports apparel, accessories and selected footwear. The Company's products are distributed in over 90 countries to approximately 9,000 customers, which include athletic specialty, sporting goods, department and shoe stores, as well as to 37 Company-operated retail outlet stores. The primary costs and expenses of the Company result from the following: athletic products sourced from various Far East manufacturers, employee salaries and fringe benefits, advertising and promotion expenses and the purchase of raw materials used in the Company's manufacturing process.

COMPANY STRATEGIES

  The Company has been repositioned based on a series of key business strategies including: (i) establishing a new management team; (ii) focusing on four core product categories; (iii) creating a single brand identity; (iv) coordinating marketing and product development; and (v) streamlining operations.

  Strategies implemented by management during late 1995 and 1996 are beginning to yield positive results. The Company believes that further growth will be achieved through the execution of the following strategies: (i) increasing penetration in core categories; (ii) enhancing retail distribution; (iii) improving margins; (iv) continuing focus on licensing opportunities; and (v) increasing international sales.

RESULTS OF OPERATIONS

  The Company's fiscal year end is the Saturday closest to December 31 in each year. The results of operations will periodically include a 53 week fiscal year. For purposes of the Company's financial statements, fiscal 1996 refers to the 52-week period ended December 28, 1996 ("Fiscal 1996"), fiscal 1995 refers to the 52-week period ended December 30, 1995 ("Fiscal 1995"), and fiscal 1994 refers to the 52-week period ended December 31, 1994 ("Fiscal 1994").

COMPARISON OF FISCAL 1996 AND FISCAL 1995

  The following table sets forth certain items related to operations and such items as a percentage of net sales for Fiscal 1996 and Fiscal 1995:

                                           FISCAL YEAR ENDED
                          --------------------------------------------------------------
                          DECEMBER 30, 1995     %         DECEMBER 28, 1996     %
                          ------------------------------  ------------------------------
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...............      $     407,483        100.0      $     349,335        100.0
Gross profit............            113,535         27.9             86,237         24.7
Selling, general and ad-
 ministrative expenses..            146,332         35.9            114,888         32.9
Royalty income..........             17,257          4.2             27,638          7.9
Restructuring expenses
 (credit)...............             14,182          3.5             (1,177)        (0.3)
Earnings (loss) from op-
 erations...............            (29,722)        (7.3)               164          0.0
(Credit)/loss on invest-
 ment in unconsolidated
 subsidiary.............             52,160         12.8             (1,362)        (0.4)
Interest expense........             14,043          3.4             17,776          5.1
Income tax expense (ben-
 efit)..................            (28,144)        (6.9)            (4,134)        (1.2)
Net earnings (loss).....            (71,747)       (17.6)           (18,435)        (5.3)
Earnings (loss) per
 share..................      $       (4.30)                  $       (1.10)

 Net Sales

  Net sales for Fiscal 1996 decreased to $349.3 million from $407.5 million for Fiscal 1995, a decrease of 14.3%. The $58.2 million decrease in net sales was attributable to declines in the athleisure (31%), cross training (22%) and basketball (3%) categories. These declines were slightly offset by a 20% improvement in the children's category. Fiscal 1996 net sales for the Company's four core product categories decreased 12.5% from Fiscal 1995. This decline was primarily attributable to decreased net sales in the core categories in the first half of Fiscal 1996 and partially offset by increased net sales in the second half of Fiscal 1996.

  Total unit sales for Fiscal 1996 decreased by 13.8% for all categories. Unit sales for the Company's basketball, athleisure and cross training categories were down by a total of 3.1 million units, while the children's category increased 1.0 million units. Volume decreases accounted for essentially all the total net sales decrease over the prior fiscal year. The unit sales for the Company's four core product categories decreased 11.2% over the prior year.

  During Fiscal 1996 net sales in the United States decreased to $194.1 million from $208.0 million in Fiscal 1995, a decrease of $13.9 million or 6.7%. The Company's international net sales decreased from $199.5 million to $155.3 million over the same period, a decrease of $44.2 million or 22%. Fiscal 1996 international sales declines over the prior year period were recorded in the following geographic regions: Europe, Middle East and Africa (18.4%), Pacific (12.6%), and the Americas (47.0%).

 Gross Profit

  Gross profit decreased to $86.2 million for Fiscal 1996 from $113.5 million for Fiscal 1995, a 24.0% decline. The Company's gross profit margin decreased to 24.7% for Fiscal 1996, as compared to 27.9% for the prior year. Weak sell-throughs of certain products, manufacturing losses relating to production declines and operating inefficiencies, the sell off of discontinued categories and increased air freight costs all contributed to the decline in gross profit.

 Selling, General and Administrative Expense

  Selling, general and administrative expenses, which are primarily comprised of advertising, promotion and selling expenses in addition to employee salaries and benefits and other overhead costs, decreased to $114.9 million for Fiscal 1996 from $146.3 million for Fiscal 1995, a 21.5% decline. The decrease in selling, general and administrative expenses of $31.4 million is a result of the expense reduction plan announced by the Company in November 1995 and was primarily attributable to: (i) a reduction in sports marketing spending as a result of refocused endorsement efforts; (ii) a decrease in worldwide advertising expenses; and (iii) a reduction in salary and benefit expenses related to a streamlining of the Company's operations. As a percentage of net sales, selling, general and administrative expenses decreased to 32.9% for Fiscal 1996 from 35.9% for the prior year.


 Royalty Income

  Despite the decrease in the Company's net sales in Fiscal 1996, there has been a substantial increase in royalty income in Fiscal 1996 which management primarily attributes to the strong consumer demand for Converse-branded apparel in the Pacific region. Royalty income increased to $27.6 million for Fiscal 1996 from $17.3 million for Fiscal 1995, an increase of $10.3 million or 59.5%. As a percentage of net sales, royalty income grew to 7.9% for Fiscal 1996 from 4.2% for Fiscal 1995. The $10.3 million growth was mainly attributable to a $7.7 million increase in royalty income in the Pacific Region and a $1.7 million increase in royalty income in the United States primarily as a result of growth in licensed apparel sales in these markets.

 Restructuring Expenses (Credit)

  The Company established restructuring reserves during 1995 which included the sale of certain idle assets of the Company. One such asset, a distribution center in Chester, South Carolina was sold at a gain of $2.2 million in June 1996. The gain on the sale of this asset was partly offset by additional restructuring charges for severance and additional asset write-offs. See Note 4 to the Consolidated Financial Statements of the Company included herein.

 Earnings (Loss) from Operations

  The Company recorded earnings from operations in Fiscal 1996 of $0.2 million, compared to a loss of $29.7 million in Fiscal 1995. This change was primarily due to the factors discussed above.

 (Credit) Loss on Investment in Unconsolidated Subsidiary

  In the fourth quarter of 1996, Converse reversed certain accruals totaling $1.9 million relating to the settlement of certain Apex-related obligations. These reversals were partly offset by other Apex-related expenses. See Notes 3 and 16 to the Consolidated Financial Statements of the Company included herein.

 Interest Expense

  Interest expense for Fiscal 1996 increased to $17.8 million from $14.0 million in Fiscal 1995, a 27.1% increase. The increase is primarily attributable to (i) increased borrowing levels under the A Facility to finance normal business activities; (ii) an increase in the interest rate charged for the B Facility; (iii) interest paid into escrow on the subordinated notes delivered in connection with the purchase of Apex; and (iv) fees paid in conjunction with certain amendments to the Credit Facility. These increases were partly offset by an interest expense reduction due to decreased borrowing levels on the B Facility. See Note 9 to the Consolidated Financial Statements of the Company included herein.

 Income Tax Benefit

  Income tax benefit recorded for Fiscal 1996 was $4.1 million as compared to an income tax benefit for Fiscal 1995 of $28.1 million. Deferred income tax assets have been established for net operating loss carryforwards and net temporary differences between the book and the tax basis of assets and liabilities. Based on the review of operating forecasts, historical operating results and the significant net operating loss carryforwards, the Company has recorded a valuation allowance of $11.6 million against these tax assets. Approximately $107.0 million of future taxable income will be necessary to realize the Company's net deferred tax assets of $35.0 million. See Note 10 to the Consolidated Financial Statements of the Company included herein.

 Net Loss

  Due to the factors described above, the Company recorded a net loss of $18.4 million for Fiscal 1996, compared to a $71.7 million net loss in the prior year.

Net Loss Per Share

  The Company recorded a net loss per share of $1.10 in Fiscal 1996 versus a net loss per share of $4.30 in Fiscal 1995. The weighted average number of shares outstanding in Fiscal 1996 was 16,760,620 compared to 16,692,156 in Fiscal 1995.

 Comparison of Fiscal 1995 and Fiscal 1994

  The following table sets forth certain items related to operations and such items as a percentage of net sales for Fiscal 1995 and Fiscal 1994:

                                           FISCAL YEAR ENDED
                          ------------------------------------------------------------
                          DECEMBER 31, 1994    %        DECEMBER 30, 1995     %
                          ----------------------------- ------------------------------
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...............      $     437,307       100.0     $     407,483        100.0
Gross profit............            150,752        34.5           113,535         27.9
Selling, general and ad-
 ministrative expenses..            128,876        29.5           146,332         35.9
Royalty income..........             14,212         3.2            17,257          4.2
Restructuring expenses..                --          --             14,182          3.5
Earnings (loss) from op-
 erations...............             36,088         8.3           (29,722)        (7.3)
Loss on investment in
 unconsolidated subsidi-
 ary....................                --          --             52,160         12.8
Interest expense........              7,423         1.7            14,043          3.4
Income tax expense (ben-
 efit)..................             10,565         2.4           (28,144)        (6.9)
Net earnings (loss).....             17,596         4.0           (71,747)       (17.6)
Earnings (loss) per
 share..................      $        1.05                 $       (4.30)

 Net Sales

  Net sales for Fiscal 1995 decreased to $407.5 million from $437.3 million for Fiscal 1994, a 6.8% decrease. The $29.8 million reduction in net sales was attributable to a 31.6% decrease in the Company's basketball category and a 4.5% decrease in its athleisure sales, partially offset by a 165.8% improvement in its cross training category, an 8.9% increase in its children's line, as well as $9.3 million of revenues realized from Converse's sale of inventory acquired from Apex. Volume decreases accounted for virtually all of the total net sales decrease over the prior year period, as unit sales of footwear decreased 6.0% over this period.

  Net sales in the United States decreased to $208.0 million from $297.8 million, a decrease of $89.8 million or 30.2%. Sales increased internationally in 1995 over 1994, improving to $199.5 million from $139.5 million, an increase of $60.0 million or 43.0%. Based on geographic location, net sales in Europe, Middle East and Africa increased by 84.8% over the prior year reflecting the success of the conversion to direct operating units of several of the Company's foreign independent distributors and the benefits of offering a complete product line in these markets. Net sales in the Pacific region improved 53.3% as consumer demand for the Company's athleisure product continued to increase. These international net sales improvements were partially offset by weakness in the Latin American market.

 Gross Profit

  Gross profit decreased to $113.5 million for Fiscal 1995 from $150.8 million in Fiscal 1994, a 24.7% reduction. The Company's gross profit margin decreased to 27.9% for Fiscal 1995 as compared to 34.5% for the prior year. Price decreases accounted for 39.1% of gross profit reduction over this period with the decrease due to poor U.S. sell-throughs of basketball and athleisure product making price reductions necessary, manufacturing losses related to capacity losses and operating inefficiencies, increased distribution costs incurred as a result of the international conversions of distributors to direct operating units, inventory writedowns related to product reserved for under a consumer product alert and unfavorable inventory purchasing variances.

 Selling, General and Administrative Expense

  Selling, general and administrative expenses increased to $146.3 million for Fiscal 1995 from $128.9 million for Fiscal 1994, a 13.5% increase. The increase in selling, general and administrative expenses of $17.4 million was primarily attributable to: (i) an increase in spending to convert and support international operations, as the Company supported the growth of its converted distributorships; and (ii) an increase in sports marketing activities, in part related to expenses associated with Converse's designation as the official shoe of the National Football League and subsequent conversion of the arrangement to that of an authorized supplier of footwear to the NFL. The increase in 1995 was partially offset by a reduction in United States advertising expenses. As a percentage of net sales, such expenses increased to 35.9% of net sales for Fiscal 1995 from 29.5% for Fiscal 1994.

 Royalty Income

  Royalty income increased to $17.3 million for Fiscal 1995 from $14.2 million for Fiscal 1994, a 21.8% increase. As a percentage of net sales, royalty income increased to 4.2% for Fiscal 1995 from 3.2% for Fiscal 1994. The $3.1 million increase was mainly attributable to a $3.0 million improvement in royalty income in the Pacific region.

 Restructuring Expenses

  During Fiscal 1995, the Company took steps to streamline its operations and established reserves totaling $14.2 million related to the closing of its Mission, Texas manufacturing facility, the consolidation of its Europe, Middle East and Africa operations, worldwide reduction in workforce of 140 people, the estimated losses on the sale of certain idle assets of the Company and the refocusing of its marketing contractual spending. The Mission, Texas plant closing was completed in September 1995. See Note 4 to the Consolidated Financial Statements of the Company included herein.

 Earnings (Loss) From Operations

  The Company recorded a loss from operations of $29.7 million for Fiscal 1995, as compared to earnings from operations of $36.1 million for Fiscal 1994. The recognition of a loss from operations was mainly attributable to the factors discussed above.

 Loss on Investment in Unconsolidated Subsidiary

  As a result of the acquisition of Apex and subsequent decision to cease funding of Apex's operations, Converse recorded a loss on its investment in Apex of $52.2 million during Fiscal 1995. See Notes 3 and 16 to the Consolidated Financial Statements of the Company included herein.

 Interest Expense

  Interest expense for Fiscal 1995 increased to $14.0 million from $7.4 million in Fiscal 1994, a 89.2% increase. The level of interest expense in 1995 reflects increased borrowing levels under the Company's principal borrowing facilities and increased fees paid for maintaining these facilities during the period.

 Income Tax Expense (Benefit)

  Income tax benefit recorded for Fiscal 1995 was $28.1 million as compared to income tax expense for Fiscal 1994 of $10.6 million. Deferred income tax assets have been established for net operating loss carryforwards and net temporary differences between the book and the tax basis of assets and liabilities. Based on the review of operating forecasts, historical operating results and the significant net operating loss carryforwards, Converse recorded a valuation allowance of $6.6 million against these tax assets. Approximately $78.0 million of future taxable income will be necessary to realize the Company's net deferred tax assets of $29.4 million. See Note 10 of the Notes to Consolidated Financial Statements included herein.

 Net Earnings (Loss)

  Due to the factors described above, the Company recorded a net loss of $71.7 million for Fiscal 1995 as compared to net earnings of $17.6 million for Fiscal 1994.

 Net Earnings (Loss) Per Share

  The Company recorded a net loss per share of $4.30 for Fiscal 1995 compared to net earnings per share of $1.05 for Fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

 Cash Flow

  Net cash required for operating activities was $8.0 million for Fiscal 1996. The major requirements for operating activities were a net loss of $18.4 million, a decrease in the reserve for loss on investment in unconsolidated subsidiary of $4.8 million, a decrease in the reserve for restructuring actions of $6.5 million, and an increase in net deferred tax assets of $5.6 million. Major components of cash provided by operating activities were a decrease in refundable income taxes of $10.8 million and an increase in accounts payable and accrued expenses of $16.9 million. For Fiscal 1995, the net cash required for operating activities was $35.9 million due to a net loss of $52.8 million after adjustments for non-cash expenses and an increase in other long-term assets and liabilities of $1.0 million, offset by reductions in working capital requirements of $17.9 million. Net cash required for operating activities in Fiscal 1994 was $11.5 million due to increases in working capital of $29.0 million offset by net earnings, after adjustments for non-cash expenses, of $17.5 million.

  Net cash used by investing activities was $0.2 million in Fiscal 1996. Additions to property, plant and equipment of $5.3 million were offset by proceeds of $5.1 million received from the disposal of a distribution facility in Chester, South Carolina. Net cash used by investing activities was $5.8 million and $8.5 million for Fiscal 1995 and Fiscal 1994, respectively, to fund additions to property, plant and equipment.

  Net cash provided by financing activities of $10.9 million in Fiscal 1996 is attributable to net proceeds from debt of $8.5 million and proceeds from the exercise of stock options of $2.4 million. Net cash provided by financing activities was $40.3 million and $21.7 million in Fiscal 1995 and Fiscal 1994, respectively. In 1995, cash was provided entirely by net proceeds from debt. In 1994, cash was provided by net proceeds from debt of $12.6 million and capital contributed from Furniture Brands, prior to the Distribution, of $9.1 million.

 Working Capital

  The Company's working capital (net of cash) position decreased by $125.5 million from $86.9 million on December 30, 1995 to a deficit of $38.6 million on December 28, 1996. The decrease is primarily attributable to an increase in the current maturity of long-term debt of $111.4 million as a result of reclassifying all debt outstanding as of December 28, 1996 under the Company's Credit Facility to current. The Credit Facility matures in November 1997 with a Company option to extend the expiration date an additional two years provided certain conditions are met, including payment in full of the B Facility on or prior to November 17, 1997 (see "Financing Arrangements" below for a discussion of the Credit Facility).

  As of December 28, 1996, total current assets (net of cash) were $170.7 million, a decrease of $5.8 million from prior year. The decrease was due primarily to the reduction in refundable income taxes by $10.8 million for federal income tax refunds received with respect to net operating loss carryback claims and overpayment of estimated taxes. Receivables decreased by $0.1 million from the prior year due to a reduction in trade receivables of $4.5 million as a result of a decrease in trade sales in the fourth quarter of Fiscal 1996 offset by an increase in licensee receivables of $4.4 million as a result of strength in licensee revenues. Offsetting these asset reductions were an increase in inventories of $4.9 million to $86.8 million, primarily to support a significant increase in customer orders for delivery in the first quarter of 1997, and an increase in prepaid expenses and other current assets of $0.2 million. Accounts payable increased $15.3 million due primarily to increased inventory purchases from foreign contract manufacturers. Accrued expenses decreased $8.2 million to $25.1 million due in large part to reductions in the provision for restructuring actions by $4.4 million and the provision for loss on investment in unconsolidated subsidiary by $4.8 million. Income taxes payable increased $1.6 million and short-term debt from the Company's foreign borrowing facilities decreased $0.5 million in 1996.

  The Company's sales to customers are somewhat seasonal in nature with peak shipments occurring in the first quarter for the spring season and in the third quarter for the back-to-school season. As a result, year-end levels of receivables and inventories are not necessarily representative of levels during the year. Year end inventory levels are affected by order demand for the upcoming year as merchandise is received by the Company to ship to customers in the first quarter. Consequently, inventory levels can be significantly influenced by the timing of deliveries and shipments in any particular year.


 Financing Arrangements

  As of December 28, 1996, the Company had a $163.3 million secured credit facility (the "Credit Facility") with BT Commercial Corporation ("BTCC"), as agent, and certain other institutional lenders (collectively the "Banks"), comprised of an A Facility for $135.0 million, subject to a borrowing base formula, and a B Facility for $28.3 million of direct borrowings. The Credit Facility is secured by substantially all of the Company's assets located in the United States and Canada.

  Availability under the A Facility is determined on a formula basis by the amount of eligible collateral, principally accounts receivable and inventory from U.S. and Canadian operations (the "Borrowing Base"). The Borrowing Base was supplemented by $25.0 million in November 1995 with an irrevocable standby letter of credit issued for the account of Apollo, for the benefit of BTCC on behalf of the Banks. The standby letter of credit has an expiration date of June 30, 1997. In addition, in November 1996, the Banks agreed to provide a seasonal accommodation increase to the Borrowing Base of $10.0 million commencing November 15, 1996 and ending March 31, 1997. In March 1997, the Banks agreed to extend the seasonal accommodation and increase it to $15.0 million through October 15, 1997. In addition, the commitment of the Banks under the A Facility was increased from $135.0 million to $150.0 million. As of December 28, 1996, the Borrowing Base was $113.9 million, inclusive of availability as a result of the standby letter of credit and seasonal accommodation. As of December 28, 1996, utilization under the A Facility, inclusive of the standby letter of credit and seasonal accommodation, consisted of revolving loans of $78.5 million and banker acceptances of $11.0 million. In addition, outstanding letters of credit of $17.3 million as of December 28, 1996 were reserved against the maximum available Borrowing Base. As a result, $7.1 million of the maximum available Borrowing Base remained unutilized as of December 28, 1996. Revolving loans accrue interest at the Prime Lending Rate plus 1.25% or Adjusted LIBOR (as such terms are defined in the Credit Facility) plus 2.5%. The average weighted interest rate on the A Facility was 8.20% per annum at December 28, 1996.

  During 1996, the B Facility was reduced from $40.0 million outstanding at December 30, 1995 to $28.3 million at December 28, 1996. The proceeds applied, as required under the Credit Facility, were $5.0 million for the sale of the Chester, South Carolina facility and an aggregate of $2.4 million pursuant to the exercise of various stock options. In February 1996, the Credit Facility was amended to require the prepayment of certain tax refunds to the outstanding balance of the B Facility and, commencing on September 30, 1996, to pay equal quarterly principal installments of one-twentieth ( 1/20th) of the then outstanding principal amount of the B Facility. Accordingly, tax refund proceeds of $2.7 million and the first quarterly installment payment of $1.6 million were also applied to the reduction of the B Facility during the year. Loans outstanding under the B Facility accrue interest at the Prime Lending Rate plus 4.0% or Adjusted LIBOR plus 5.5% at December 28, 1996 (subject to an increase of 0.5% in May 1997). The average weighted interest rate on the B Facility was 10.95% per annum at December 28, 1996. The Company is not permitted further borrowings against the B Facility.

  The Credit Facility is scheduled to expire during 1997. Accordingly, the total indebtedness outstanding pertaining to these debt instruments of $117.8 million as of December 28, 1996 has been classified as current. However, the Company has the right to extend the Credit Facility for an additional two years if it has paid off the B Facility and there is no event of default.

  The Credit Facility, as amended, requires compliance with certain financial covenants. As of December 28, 1996, the Company was in default of one financial covenant that was waived by the Banks in March 1997. The Credit Facility was amended in March 1997 to reset the financial covenants for the term of the agreement and to extend and increase the seasonal accommodation (discussed above). The Company believes that it will be in compliance with these amended financial covenants through the current term of the facility.

  The Company maintains asset based financing arrangements in certain European countries with various lenders. Borrowings outstanding under these financing arrangements totaled $13.4 million as of December 28, 1996. Interest is payable at the respective lender's base rate plus 1.5% (6.0% to 8.25% at December 28, 1996). The obligations are secured by a first priority lien on the respective European assets being financed.

  In conjunction with Converse's acquisition of 100% of the outstanding common stock of Apex (see Note 3 of the Notes to the Consolidated Financial Statements), Converse issued subordinated notes in the face amount of $11.0 million discounted at a rate of 12% to $9.6 million. The subordinated notes bear interest at a rate of 8% per annum for the first three years and increase to 10% and 12% in 1998 and 1999, respectively. The subordinated notes mature on May 18, 2003. As a result of the indemnification awards and claims against certain former owners of Apex and the related exchange and settlement agreements, no accretion of the subordinated note discount has been recorded in the Consolidated Financial Statements. The long-term debt of the Company as of December 28, 1996 includes $9.6 million of debt related to the Company's acquisition of Apex. In the first quarter of 1997 substantially all of these subordinated notes were delivered to the Company in full satisfaction of the Company's indemnification claims. See Note 16 to the Consolidated Financial Statements of the Company included herein.

 Capital Expenditures

  Capital expenditures were $5.3 million, $5.8 million and $8.5 million in Fiscal 1996, Fiscal 1995 and Fiscal 1994, respectively. During 1996, the Company spent $1.4 million on leasehold improvements primarily to open or remodel the Company's retail stores, $1.0 million to maintain and upgrade the Company's manufacturing facility in Lumberton, North Carolina, $0.9 million in information technology to support improvements in networking, retail store operations and international operations, $0.9 million to upgrade the Company's trade show booth and $1.1 million on various smaller projects and improvements. Fiscal 1995 investments included $2.3 million in new equipment and improvements to upgrade the Company's manufacturing facility in Lumberton, North Carolina, $0.8 million in computer equipment, $0.7 million to move the research and development offices to its present location, $0.7 million to support international expansion and $0.4 million to open four new retail stores. The remaining $0.9 million was invested in various smaller projects. Fiscal 1994 investments included $2.7 million in new equipment and improvements to upgrade the Company's manufacturing facility in Lumberton, North Carolina, $1.6 million to complete a new factory in Mission, Texas, $1.7 million in computer equipment, $1.0 million to upgrade distribution facilities and $0.4 million to open four new retail stores. The remaining $1.1 million was invested in various smaller projects. The Company expects that capital expenditures during Fiscal 1997 will be in the range of $6.0 million to $8.0 million.

BACKLOG

  At the end of Fiscal 1996, the Company's global backlog was $183.3 million, compared to $131.9 million at the end of Fiscal 1995. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. Accordingly, a comparison of backlog as of two different dates is not necessarily meaningful.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
----------------------------------------------------

  The information required by this Item is submitted in a separate section of this report. See Item 14 for index to financial statements required by this item.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

  On April 14, 1995, the Company dismissed KPMG Peat Marwick LLP ("KPMG") as its independent accountants and engaged Price Waterhouse LLP as its independent accountants for the Company's 1995 Fiscal year. The Company's decision to change its independent accounting firm was made in connection with a reevaluation of this function in connection with the Company's spin-off from Furniture Brands, its former parent, which occurred on November 17, 1994.
The Audit Committee of the Company's Board of Directors recommended the change of independent auditors to Price Waterhouse LLP. The Executive Committee of the Company's Board of Directors voted to approve this change.

  The report of KPMG on the Company's financial statements for 1994 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In addition, during Fiscal year 1994 and the subsequent interim period preceding April 14, 1995, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement, if not resolved to the satisfaction of KPMG, would have caused KPMG to make a reference to the subject matter of the disagreement in connection with its report. The Company reported this change in accountants on Form 8-K on April 19, 1995. At that time, the Company requested that KPMG furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. The Company filed a copy of such letter as an exhibit to its report on Form 8-K by amendment on April 26, 1995, promptly after such letter was received.

  During the two Fiscal years prior to this change and through April 14, 1995, the Company had not consulted with Price Waterhouse LLP on any items which concerned the subject matter of a disagreement or a reportable event with the former accountants or any other matter described in Regulation S-K Item 304 (a)
(2).

PART III
--------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.
----------------------------------------------------------

                                  MANAGEMENT

DIRECTORS

  The directors of Converse are as follows:

NAME                   AGE                 PRINCIPAL OCCUPATION
----                   ---                 --------------------
Glenn N. Rupp.........  52 Chairman of the Board and Chief Executive Officer of
                           Converse
Donald J. Barr........  62 Retired; formerly Executive Vice President of Time
                           Inc.
Leon D. Black.........  45 Officer and Director of Apollo Capital Management,
                           Inc. and Lion Capital Management, Inc.
Julius W. Erving......  47 President, The Erving Group and Dr. J. Enterprises
Robert H. Falk........  58 Officer of Apollo Capital Management, Inc. and Lion
                           Capital Management, Inc.
Gilbert Ford..........  65 Consultant; formerly Chairman of the Board and Chief
                           Executive Officer of Converse
Michael S. Gross......  35 Officer of Apollo Capital Management, Inc. and Lion
                           Capital Management, Inc.
John J. Hannan........  44 Officer and Director of Apollo Capital Management,
                           Inc. and Lion Capital Management, Inc.
Joshua J. Harris......  32 Officer of Apollo Capital Management, Inc. and Lion
                           Capital Management, Inc.
John H. Kissick.......  55 Officer of Lion Capital Management, Inc. and advisor to Apollo Capital Management, Inc.
Richard B. Loynd......  69 Chairman of the Board of Furniture Brands
                           International, Inc. and formerly its Chief Executive
                           Officer
Michael D. Weiner.....  44 Officer of Apollo Capital Management, Inc. and Lion
                           Capital Management, Inc.

  Mr. Rupp was elected Chairman of the Board and Chief Executive Officer by Converse's Board of Directors on April 11, 1996. From August 1994 to April 1996, Mr. Rupp was the Acting Chairman of McKenzie Sports Products, Inc. and a Strategic Planning Advisor for CRC Industries, Inc. Mr. Rupp was President and Chief Executive Officer of Simmons Upholstered Furniture Inc. ("Simmons") from August 1991 until May 1994. Prior to 1991, Mr. Rupp held various positions with Wilson Sporting Goods Co., including President and Chief Executive Officer from 1987 to 1991. Mr. Rupp is also a director of Consolidated Papers, Inc. In July 1994, a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code was filed on behalf of Simmons.

  Mr. Barr was elected a director of Converse on December 15, 1994. From October 1990 until his retirement in October 1996, Mr. Barr served as an Executive Vice President of Time Inc. Prior to 1990 Mr. Barr was the publisher of Sports Illustrated from 1985 to 1990 and Vice President of Time Inc. from 1987 to 1990. Mr. Barr was an employee of Time Inc. for 38 years.

  Mr. Black has been a director of Converse since August 1994. Mr. Black is one of the founding principals of Apollo Advisors, L.P. ("Apollo Advisors"), which acts as general partner of Apollo and other private securities investment funds, of Lion, which acts as financial advisor to and representative for certain institutional investors with respect to securities investments, and of Apollo Real Estate Advisors, L.P. ("Apollo Real Estate Advisors"), which acts as general partner of Apollo Real Estate Investment Fund, L.P., a private real estate oriented investment fund. Mr. Black has been director and officer of Apollo Capital Management, Inc. ("Apollo

Capital") and Lion Capital Management, Inc. ("Lion Capital") since 1990 and of Apollo Real Estate Management, Inc. ("Apollo Real Estate") since 1993. Apollo Capital is the general partner of Apollo Advisors; Lion Capital is the general partner of Lion Advisors; and Apollo Real Estate is the managing general partner of Apollo Real Estate Advisors. Mr. Black also serves as a director of Big Flower Press, Inc., Culligan Water Technologies, Inc., Furniture Brands International, Inc., Samsonite Corporation, Telemundo Group, Inc. and Vail Resorts, Inc.

  Mr. Erving was elected a director of Converse in November 1994. Since 1979 Mr. Erving has been the President of The Erving Group and Dr. J. Enterprises. Mr. Erving is also a part owner of Philadelphia Coca-Cola Bottling Company and Television Station WKBW, Buffalo, New York. Mr. Erving also serves as an analyst for professional basketball for NBC Sports. He was a member of the Philadelphia 76'ers basketball team until April 1987 and has been an endorser of Converse's products since 1975. Mr. Erving is also a director of CoreStates Bank, N.A. and Philadelphia Coca-Cola Bottling Company.

  Mr. Falk has been a director of Converse since August 1994. Mr. Falk has been an officer of Apollo Capital and Lion Capital since 1992. Prior thereto, Mr. Falk was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom. Mr. Falk is also a director of Culligan Water Technologies, Inc., Florsheim Group Inc. and Samsonite Corporation.

  Mr. Ford has been a director of Converse since 1987. Mr. Ford served as Chief Executive Officer of Converse from October 1986 to April 1996 and as Chairman of the Board from September 1994 to April 1996. Mr. Ford served as Converse's Vice Chairman from April 1996 until his retirement in December 1996. Previously, Mr. Ford held various positions within Converse, including President from 1986 to 1994, Executive Vice President from 1981 to 1986, Vice President of Sales and Marketing from 1976 to 1981, Vice President of Sales from 1972 to 1976 and National Sales Manager from 1969 to 1972. Mr. Ford was an employee of Converse for over 34 years.

  Mr. Gross has been a director of Converse since 1992. Mr. Gross is one of the founding principals of Apollo Advisors and Lion Advisors and has served as an officer of Apollo Capital and Lion Capital since 1990. Mr. Gross is a director of Florsheim Group Inc., Furniture Brands International, Inc., Profitt's Inc. and Urohealth, Inc.

  Mr. Hannan has been a director of Converse since August 1994. Mr. Hannan is one of the founding principals of Apollo Advisors, Lion Advisors and Apollo Real Estate Advisors and has served as an officer and director of Apollo Capital and Lion Capital since 1990 and of Apollo Real Estate since 1993. Mr. Hannan is a director of Aris Industries, Inc., Florsheim Group Inc., Furniture Brands International, Inc. and United Auto Group, Inc.

  Mr. Harris has been a director of Converse since 1992. Mr. Harris is an officer of Apollo Capital and Lion Capital, having been associated with them since 1990. Mr. Harris is a director of Florsheim Group Inc. and Furniture Brands International, Inc.

  Mr. Kissick has been a director of Converse since August 1994. Mr. Kissick is one of the founding principals of Apollo Advisors and Lion Advisors and has served as an officer of Lion Capital and a consultant to Apollo Capital since 1991. Mr. Kissick is also a director of Continental Graphics Holdings, Inc., Florsheim Group Inc., Food 4 Less Holdings, Inc. and Furniture Brands International, Inc.

  Mr. Loynd has been a director of Converse since 1982. Mr. Loynd was Chief Executive Officer of Furniture Brands International, Inc. from 1989 to October 1, 1996 and continues as Chairman of the Board. Mr. Loynd was also Chairman of the Board of Converse from 1982 to August 1994. Mr. Loynd is also a director of Emerson Electric Co. and Florsheim Group Inc.

  Mr. Weiner has been a director of Converse since 1996. Mr. Weiner has been an officer of Apollo Capital and Lion Capital since 1992 and of Apollo Real Estate since 1993. Prior to 1992, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius LLP. Mr. Weiner is also a director of Applause, Inc., Capital Apartment Properties, Inc., Continental Graphics Holdings, Inc., Florsheim Group Inc. and Furniture Brands International, Inc.

EXECUTIVE OFFICERS

  The executive officers of Converse are as follows:

NAME                    AGE                       POSITION
----                    ---                       --------
Glenn N. Rupp.........   52 Chairman of the Board and Chief Executive Officer
Donald J. Camacho.....   46 Senior Vice President and Chief Financial Officer
Jack A. Green.........   51 Senior Vice President, General Counsel and Secretary
Thomas L. Nelson......   42 Senior Vice President, Sales/North America
Herbert R. Rothstein..   55 Senior Vice President, Production
Ronald J. Ryan........   55 Senior Vice President, Operations
James E. Solomon......   41 Senior Vice President, Marketing
Alistair M. Thorburn..   39 Senior Vice President, International
James E. Lawlor.......   43 Vice President, Finance and Treasurer

  Mr. Rupp's biography appears under "Directors."

  Mr. Camacho has served as Senior Vice President and Chief Financial Officer since September 1994. Previously, Mr. Camacho held the positions of Vice President and Controller from 1992 to 1994, Controller from 1984 to 1992, Assistant Controller from 1980 to 1984, and several other positions of increasing responsibility since 1974.

  Mr. Green has served as Senior Vice President and General Counsel and Secretary since August 1985, having joined the Company as Vice President Legal in 1983.

  Mr. Nelson joined Converse as Senior Vice President, Sales/North America on March 13, 1995. Before joining Converse, Mr. Nelson worked for The Rockport Company, a subsidiary of Reebok International Ltd., where he served as Senior Vice President of Sales/Operations from 1992 to 1995. Prior to that, Mr. Nelson worked for G.H. Bass & Company from 1983 to 1992 where he held several sales-related positions before being promoted to Senior Vice President of Sales in 1990.

  Mr. Rothstein has served as Senior Vice President, Production since January 1996. Previously, Mr. Rothstein was Senior Vice President Sourcing from 1992 to 1996, Senior Vice President of Materials Management and Manufacturing from 1991 to 1992 and Vice President of Materials Management from 1988 to 1991. Before joining Converse, Mr. Rothstein held several senior management positions with Reebok International Ltd. from 1985 to 1988; Morse Shoe Inc. from 1973 to 1985, BGS Shoe Corporation from 1969 to 1972 and Signet from 1964 to 1969.

  Mr. Ryan has served as Senior Vice President, Operations since September 1994. Previously, Mr. Ryan held the position of Senior Vice President of Finance and Operations since May 1994, having joined the Company as Senior Vice President of Finance and Administration from 1990 to 1994. Prior thereto, Mr. Ryan served as Vice President of Finance and Business Planning for the Europe, Middle East and Africa divisions of the Bristol-Myers Squibb Company from 1984 to 1990.

  Mr. Solomon has served as Senior Vice President, Marketing since October 1996. Previously, Mr. Solomon worked for Lenox Inc. from August 1990 to September 1996 in a number of senior positions, including president and chief operating officer of the Dansk International Design division from May 1994 to September 1996 and Gorham, Kirk-Stieff, Dansk division from July 1991 to May 1994. He also has experience in the athletic footwear industry, having served as Executive Vice President of Kangaroos USA from 1989 to 1990, Vice President, Marketing of Avia Athletic Footwear from 1985 to 1988, and Group Product Manager, New Balance Athletic Shoes from 1981 to 1983.

  Mr. Thorburn has served as Senior Vice President, International since December 1993. Prior to joining the Company, Mr. Thorburn was Vice President Europe/Asia Pacific for the Wilson Sporting Goods Co., Ltd. from 1987 to 1993.

  Mr. Lawlor has served as Vice President, Finance of Converse since June 1995. Previously, Mr. Lawlor held the positions of Vice President and Treasurer from September 1994 to June 1995, Treasurer from 1984 to 1994 and other positions of increasing responsibility since 1975.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------


  The information required by this Item is incorporated by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held June 18, 1997, which will be filed with the Securities and Exchange Commission on or before April 28, 1997 (the "1997 Proxy Statement").


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------


  The information required by this Item is incorporated by reference from the 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------


  The information required by this Item is incorporated by reference from the 1997 Proxy Statement.


                                    PART IV
                                    -------



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------


(a)  List of documents filed as part of this report.

  1.  Financial statements:

  The following consolidated financial statements are included in Item 8 and presented as a separate section of this report:

                                                          Page
                                                          ----

  Report of Independent Accountants, 1996 and 1995        F-2

  Independent Auditors' Report, 1994                      F-3


  Consolidated Balance Sheet at
  December 30, 1995 and December 28, 1996                 F-4

  For each of the fiscal years ended December 31, 1994, December 30, 1995 and December 28, 1996:

Consolidated Statement of Operations                         F-5
Consolidated Statement of Cash Flows                         F-6
Consolidated Statement of Stockholders' Equity (Deficiency)  F-7

  Notes to Consolidated Financial Statements                 F-8 - F-23

  2. Financial Statement Schedule:

        Schedule II - Valuation and Qualifying Accounts      F-24

  All other schedules are omitted because they are not applicable or because the required information is presented in the consolidated financial statements or notes thereto.

  3.  Exhibits

  2.1 Distribution and Services Agreement dated as of November 17, 1994, between INTERCO and Converse Inc. ("Services Agreement") (3)

  2.2  Amendment to Services Agreement dated as of November 28, 1995. (10)

  2.3 Securities Purchase Agreement, dated as of April 28, 1995, by and among Converse Inc., Apex One, Inc., and the Sellers of Apex One, Inc. (7)

  3.1  Restated Certificate of Incorporation (3)

  3.2  By-laws (3)

  4.1  Form of Promissory Notes (7)

  4.2  Form of Warrants (7)

 10.1 Credit Agreement dated as of November 17, 1994, among Converse Inc., its subsidiaries, BT Commercial Corporation and certain other lenders (the "Credit Agreement") (3)

 10.2  First Amendment to Credit Agreement (9)

 10.3  Waiver to Credit Agreement (8)

 10.4  Second Amendment and Waiver to Credit Agreement (9)

 10.5  Third Amendment and Waiver to Credit Agreement. (10)

 10.6  Fourth Amendment to Credit Agreement (13)

 10.7  Fifth Amendment to Credit Facility*

 10.8  Sixth Amendment to Credit Facility*

 10.9  Converse Inc. 1994 Stock Option Plan, as Amended and Restated (12)

 10.10 Converse Inc. 1995 Non-Employee Director Stock Option Plan (10)

 10.11 Amendment and Reaffirmation of Lease dated June 29, 1988, between Godley Construction Company Inc. ("Godley") and Converse Inc. and Lease Agreement dated as of March 26, 1974, between Godley and Charlotte Footwear, Inc. (1)

    10.12 Sublease Agreement dated as of September 28, 1993, between Kmart Corporation and Converse Inc. (1)

    10.13 Registration Rights Agreement dated as of November 17, 1994, between Apollo Interco Partners, L.P. and Converse Inc. (3)

    10.14 INTERCO/Converse Tax Sharing Agreement dated as of November 17, 1994, between INTERCO and Converse Inc. (3)

    10.15 Amendment to INTERCO/Converse Tax Sharing Agreement dated February 21, 1996 (10)

    10.16 Consulting Agreement dated as of November 17, 1994, between Apollo Advisors, L.P. and Converse Inc. (3)

    10.17 Converse Inc. Executive Incentive Plan (1)

    10.18 Converse Inc. Team Incentive Plan (1)

    10.19 Converse Inc. Retirement Plan (1)

    10.20 Converse Inc. Supplemental Executive Retirement Plan (10)

    10.21 Agreement among Julius W. Erving, the Erving Group and Converse
          Inc., dated October 1, 1984 as amended by an Amendment dated September 16, 1988, a Second Amendment dated July 18, 1989, a Third Amendment dated October 17, 1991, and a Fourth Amendment dated February 7, 1994
          (2)

    10.22 Fifth Amendment to Agreement among Julius W. Erving, The Erving Group, Inc. and Converse Inc. (5)

    10.23 Sixth Amendment to Agreement among Julius W. Erving, the Erving Group, Inc. and Converse Inc. (11)

    10.24 Seventh Amendment to Agreement among Julius W. Erving, the Erving Group, Inc. and Converse Inc. *

    10.25 Agreement of Sale between INTERCO and Converse Inc. dated September 30, 1994 relating to a distribution facility in Chester, South Carolina (2)

    10.26 Lease Agreement dated as of January 3, 1995 between Talbot Operations Inc. and Converse Inc. (4)

    10.27 Employment Agreement between Converse and Glenn N. Rupp (12)

    10.28 Employment Agreement between Converse and James Solomon (13)

    10.29 Employment Agreement between Converse and Donald J. Camacho (10)

    10.30 Form of Employment Agreement dated as of October 25, 1995, between Converse and each of the following: Jack A. Green, Herbert R. Rothstein, Ronald J. Ryan, Alistair Thorburn, Thomas L. Nelson and James E. Lawlor (10)

    10.31 Amended and Restated Accommodation Letter*

    16.   Letter Regarding Change in Certifying Accountant (6)

    21.   List of subsidiaries*

    23.1      Consent of KPMG Peat Marwick LLP*

    23.2      Consent of Price Waterhouse LLP*

    27        Financial Data Schedule

*         Filed herewith

(1) Filed as an Exhibit to Converse Inc. Form 10 dated October 14, 1994 filed with the SEC on October 14, 1994, and incorporated by reference herein.

(2)  Filed as an Exhibit to Converse Inc. Form 10/A Amendment
     No. 1, filed with the SEC on November 8,

(3) Filed as an Exhibit to Converse Inc. Form 10/A Amendment No. 2, filed with the SEC on November 23, 1994, and incorporated by reference herein.

(4) Filed as an Exhibit to Converse Inc. Form 10-K dated March 17, 1995, and incorporated by reference herein.

(5) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended April 1, 1995, and incorporated by reference herein.

(6) Filed as an Exhibit to Converse Inc. Current Report on Form 8-K/A dated April 14, 1995, and incorporated by reference herein.

(7) Filed as an Exhibit to Converse Inc. Current Report on Form 8-K dated May 18, 1995, and incorporated by reference herein.

(8) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended July 1, 1995, and incorporated by reference herein.

(9) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, and incorporated by reference herein.

(10) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-K for the year ended December 30, 1995, and incorporated by reference herein.

(11) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-Q for the quarter ended March 30, 1996, and incorporated by reference herein.

(12) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-Q for the quarter ended June 29, 1996, and incorporated by reference herein.

(13) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-Q for the quarter ended September 28, 1996, and incorporated by reference herein.

  (b) No reports on Form 8-K were filed by the Company during the last quarter of Fiscal 1995.

  UPON WRITTEN REQUEST TO THE COMPANY'S SECRETARY, THE COMPANY WILL FURNISH SHAREHOLDERS WITH A COPY OF ANY OR ALL SUCH EXHIBITS REQUESTED AT A CHARGE OF TEN CENTS PER PAGE, WHICH REPRESENTS THE COMPANY'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBITS.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Reading, Massachusetts on March 21, 1997.

                                    CONVERSE INC.

                                    By: /s/ Glenn N. Rupp
                                       ----------------------------------------
                                       Glenn N. Rupp, Chairman of the Board and
                                       Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dated indicated.


SIGNATURE                                             TITLE                      DATE
---------                                             -----                      ----
/s/ Glenn N. Rupp
______________________________         Chairman of the Board, Chief         March 21, 1997
Glenn N. Rupp                          Executive Officer and Director
                                       (Principal Executive Officer)

/s/ Donald J. Camacho
______________________________         Senior Vice President and            March 21, 1997
Donald J. Camacho                      Chief Financial Officer  (Principal
                                       Financial and Accounting Officer)

/s/ Donald J. Barr
______________________________         Director                             March 21, 1997
Donald J. Barr

/s/ Leon D. Black
______________________________         Director                             March 21, 1997
Leon D. Black

/s/ Julius W. Erving
______________________________         Director                             March 21, 1997
Julius W. Erving


______________________________         Director                             March 21, 1997
Robert H. Falk

/s/ Gilbert Ford
______________________________         Director                             March 21, 1997
Gilbert Ford

/s/ Michael S. Gross
______________________________         Director                             March 21, 1997
Michael S. Gross


______________________________         Director                             March 21, 1997
John J. Hannan

/s/ Joshua J. Harris
______________________________         Director                             March 21, 1997
Joshua J. Harris

/s/ John H. Kissick
______________________________         Director                             March 21, 1997
John H. Kissick


______________________________         Director                             March 21, 1997
Richard B. Loynd

/s/ Michael D. Weiner
______________________________         Director                             March 21, 1997
Michael D. Weiner

                         CONVERSE INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants 1995 and 1996............................ F-2
Independent Auditors' Report 1994.......................................... F-3
Consolidated Balance Sheet................................................. F-4
Consolidated Statement of Operations....................................... F-5
Consolidated Statement of Cash Flows....................................... F-6
Consolidated Statement of Stockholders' Equity (Deficiency)................ F-7
Notes to Consolidated Financial Statements................................. F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Converse Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity (deficiency) present fairly, in all material respects, the financial position of Converse Inc. and its subsidiaries at December 30, 1995 and December 28, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Boston, Massachusetts
February 19, 1997, except as to Note 16, which is as of March 14, 1997

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors Converse Inc.:

  We have audited the consolidated statements of operations, cash flows and stockholders' equity (deficiency) of Converse Inc. and subsidiaries ("Converse") for the year ended December 31, 1994. These consolidated financial statements are the responsibility of Converse's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Converse for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Boston, Massachusetts
February 15, 1995

                         CONVERSE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             DECEMBER 30, 1995 DECEMBER 28, 1996
                                             ----------------- -----------------
                  ASSETS
                  ------
Current assets:
  Cash and cash equivalents................      $  2,738          $  5,908
  Restricted cash..........................           443             1,354
  Receivables, less allowances of $2,237
   and $1,994, respectively................        61,688            61,546
  Inventories (Note 5).....................        81,903            86,799
  Refundable income taxes (Note 10)........        11,377               582
  Prepaid expenses and other current assets
   (Note 10)...............................        21,059            20,383
                                                 --------          --------
    Total current assets...................       179,208           176,572
Asset held for sale (Note 4)...............         3,066               --
Net property, plant and equipment (Note
 6)........................................        15,521            17,849
Other assets (Note 10).....................        26,712            28,182
                                                 --------          --------
                                                 $224,507          $222,603
                                                 ========          ========
   LIABILITIES AND STOCKHOLDERS' EQUITY
               (DEFICIENCY)
   ------------------------------------
Current liabilities:
  Short-term debt (Note 7).................      $ 13,906          $ 13,421
  Current maturities of long-term debt
   (Note 9)................................         6,324           117,765
  Accounts payable.........................        34,208            49,503
  Accrued expenses (Note 8)................        33,295            25,124
  Income taxes payable (Note 10)...........         1,795             3,407
                                                 --------          --------
    Total current liabilities..............        89,528           209,220
Long-term debt (Note 9)....................       112,824             9,644
Current assets in excess of reorganization
 value (Note 2)............................        34,454            32,376
Deferred postretirement benefits other than
 pensions (Note 11)........................        10,386            10,231
Commitments and contingencies (Note 14)
Stockholders' equity (deficiency):
  Common stock, $1.00 stated value,
   50,000,000 shares authorized, 16,692,156
   and 17,213,157 shares issued and
   outstanding at December 30, 1995 and
   December 28, 1996, respectively.........        16,692            17,213
  Preferred stock, no par value, 10,000,000
   shares authorized, none issued and
   outstanding.............................           --                --
  Additional paid-in capital...............         3,528             5,392
  Retained earnings (deficit)..............       (41,830)          (60,265)
  Foreign currency translation adjustment..        (1,075)           (1,208)
                                                 --------          --------
    Total stockholders' equity
     (deficiency)..........................       (22,685)          (38,868)
                                                 --------          --------
                                                 $224,507          $222,603
                                                 ========          ========

          See accompanying notes to consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            FISCAL YEAR ENDED
                          -----------------------------------------------------
                          DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                          ----------------- ----------------- -----------------
Net sales...............      $437,307          $407,483          $349,335
Cost of sales...........       286,555           293,948           263,098
                              --------          --------          --------
Gross profit............       150,752           113,535            86,237
Selling, general and
 administrative
 expenses...............       128,876           146,332           114,888
Royalty income..........        14,212            17,257            27,638
Restructuring expense
 (credit) (Note 4)......           --             14,182            (1,177)
                              --------          --------          --------
Earnings (loss) from
 operations.............        36,088           (29,722)              164
Loss (credit) on
 investment in
 unconsolidated
 subsidiary (Note 3)....           --             52,160            (1,362)
Interest expense........         7,423            14,043            17,776
Other expense, net (Note
 15)....................           504             3,966             6,319
                              --------          --------          --------
Earnings (loss) before
 income taxes...........        28,161           (99,891)          (22,569)
Income tax expense
 (benefit) (Note 10)....        10,565           (28,144)           (4,134)
                              --------          --------          --------
Net earnings (loss).....      $ 17,596          $(71,747)         $(18,435)
Net (loss) per share
 (Note 2)...............                        $  (4.30)         $  (1.10)
                                                ========          ========
Pro forma net earnings
 per share (Note 2).....      $   0.96
                              ========

          See accompanying notes to consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            FISCAL YEAR ENDED
                          -----------------------------------------------------
                          DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                          ----------------- ----------------- -----------------
Cash flows from
 operating activities:
  Net earnings (loss)...      $ 17,596          $(71,747)         $(18,435)
  Adjustments to
   reconcile net
   earnings (loss) to
   net cash provided by
   (required for)
   operating activities:
  Loss on investment in
   unconsolidated
   subsidiary, less cash
   payments of $28,763
   in Fiscal 1995 and
   $3,439 in Fiscal
   1996.................           --             23,397            (4,801)
  Provision for
   restructuring
   actions, less cash
   payments of $1,230 in
   Fiscal 1995 and
   $5,316 in Fiscal
   1996.................           --             12,952            (6,493)
  Depreciation of
   property, plant and
   equipment............         1,493             2,744             3,100
  Amortization of
   intangible assets....           148               471               539
  Amortization of
   current assets in
   excess of
   reorganization
   value................        (2,077)           (2,078)           (2,078)
  Deferred income
   taxes................           326           (18,551)           (5,614)
Changes in assets and
 liabilities:
  Receivables...........        (6,438)            7,940              (759)
  Inventories...........       (15,644)           18,546            (5,844)
  Refundable income
   taxes................           --            (11,377)           10,795
  Prepaid expenses and
   other current
   assets...............        (5,453)            1,627                64
  Accounts payable and
   accrued expenses.....          (718)              912            16,889
  Income taxes payable..          (747)              223             1,612
  Other long-term assets
   and liabilities......            10              (966)            3,009
                              --------          --------          --------
    Net cash required
     for operating
     activities.........       (11,504)          (35,907)           (8,016)
                              --------          --------          --------
Cash flows from
 investing activities:
  Proceeds from disposal
   of assets............             6               --              5,101
  Additions to property,
   plant and equipment..        (8,520)           (5,760)           (5,305)
                              --------          --------          --------
    Net cash used by
     investing
     activities.........        (8,514)           (5,760)             (204)
                              --------          --------          --------
Cash flows from
 financing activities:
  Net cash proceeds from
   debt.................        12,587            40,278             8,492
  Net proceeds from
   exercise of stock
   options..............           --                --              2,385
  Net capital
   contribution from
   Furniture Brands.....         9,072               --                --
                              --------          --------          --------
    Net cash provided by
     financing
     activities.........        21,659            40,278            10,877
                              --------          --------          --------
Effect of foreign
 currency rate
 fluctuations on cash
 and cash equivalents...           --               (865)              513
                              --------          --------          --------
Net increase (decrease)
 in cash and cash
 equivalents............         1,641            (2,254)            3,170
Cash and cash
 equivalents at
 beginning of period....         3,351             4,992             2,738
                              --------          --------          --------
Cash and cash
 equivalents at end of
 period.................      $  4,992          $  2,738          $  5,908
                              ========          ========          ========
Supplemental
 disclosures:
  Cash payments for
   (refunds of) income
   taxes, net...........      $ 10,469          $  5,081          $(10,150)
                              ========          ========          ========
  Cash payments for
   interest.............      $  7,282          $ 12,276          $ 13,283
                              ========          ========          ========
Non cash activities:
Contributions from
 Furniture Brands in the
 form of property, plant
 and equipment..........      $  6,425          $    --           $    --
                              ========          ========          ========
Issuance of notes for
 Apex acquisition.......      $    --           $  9,644          $    --
                              ========          ========          ========

          See accompanying notes to consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          FOREIGN
                                  ADDITIONAL RETAINED                    CURRENCY       TOTAL
                          COMMON   PAID-IN   EARNINGS    INTER-COMPANY  TRANSLATION STOCKHOLDERS'
                           STOCK   CAPITAL   (DEFICIT)  CAPITAL ACCOUNT ADJUSTMENT  (DEFICIENCY)
                          ------- ---------- ---------  --------------- ----------- -------------
Balance, January 1,
 1994...................  $ 1,000  $ 3,926   $ 13,841       $(5,251)      $(3,246)    $ 10,270
Net earnings............                       17,596                                   17,596
Foreign currency
 translation............                                                    1,624        1,624
Adjustment to reflect
 common stock at stated
 value..................   15,692  (14,172)    (1,520)
Other capital activity
 (Note 15)..............            10,246                    5,251                     15,497
                          -------  -------   --------       -------       -------     --------
Balance, December 31,
 1994...................   16,692      --      29,917           --         (1,622)      44,987
                          =======  =======   ========       =======       =======     ========
Net loss................                      (71,747)                                 (71,747)
Foreign currency
 translation............                                                      547          547
Issuance of common stock
 warrants (Note 3)......             3,528                                               3,528
                          -------  -------   --------       -------       -------     --------
Balance, December 30,
 1995...................   16,692    3,528    (41,830)          --         (1,075)     (22,685)
                          =======  =======   ========       =======       =======     ========
Net loss................                      (18,435)                                 (18,435)
Foreign currency
 translation............                                                     (133)        (133)
Exercise of common
 stock options..........      521    1,864                                               2,385
                          -------  -------   --------       -------       -------     --------
Balance, December 28,
 1996...................  $17,213  $ 5,392   $(60,265)          --        $(1,208)    $(38,868)
                          =======  =======   ========       =======       =======     ========

          See accompanying notes to consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF BUSINESS OPERATIONS

  Converse Inc. ("Converse" or the "Company") is a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women, and children. The Company is also a global licensor of sports apparel, accessories and selected footwear. Prior to November 17, 1994, Converse was a wholly-owned subsidiary of Furniture Brands International, Inc. ("Furniture Brands"), which until March 1, 1996 was named INTERCO INCORPORATED. Converse's principal markets are the United States, Europe and the Pacific Rim.

 Distribution

  On November 17, 1994, Furniture Brands distributed to the holders of Furniture Brands common stock all outstanding shares of common stock of Converse (the "Distribution"). The Distribution was part of a series of transactions that also included Converse entering into a $200,000 secured credit facility (the "Credit Facility") with BT Commercial Corporation ("BTCC"), as agent, and certain other institutional lenders (collectively, the "Banks") and (A) using $75,000 to repay an allocated portion of the outstanding joint and several indebtedness of Furniture Brands and its domestic subsidiaries issued in connection with their 1992 plan of reorganization and to repay an $8,000 industrial revenue bond and (B) using $5,000 of seasonal working capital borrowings under the Credit Facility, which was repaid in full prior to December 31, 1994, to repay other existing seasonal indebtedness. Subsequently, the total amount of the Credit Facility has been adjusted in connection with certain amendments to the facility. See
Note 9.

 1996 Operating Results and 1997 Outlook

  During 1996, Converse was adversely affected by weak U.S. and international market conditions and a decline in gross profit attributable to weak sell-through of certain products, sales of discontinued products and reduced manufacturing utilization and efficiencies. The 1996 operating results were favorably impacted by a reduction of selling, general and administrative expenses of approximately $31,400 as a result of the Company's previously announced restructuring plan and strong global royalty income growth. The Company's earnings from operations in Fiscal 1996 were approximately $200 compared to an operating loss of approximately $29,700 in the previous fiscal year.

  The Company has been repositioned based on a series of key business strategies including: (i) establishing a new management team; (ii) focusing on four core product categories; (iii) creating a single brand identity; (iv) coordinating marketing and product development; and (v) streamlining operations.

  Strategies implemented by the new management team during late 1995 and 1996 are beginning to yield positive results. The Company anticipates growth in future sales and profitability resulting from: (i) increasing penetration of the core categories; (ii) enhancing retail distribution; (iii) improving margins; (iv) continuing focus on licensing opportunities; and (v) increasing international sales.

  As discussed in Note 9, the Company's Credit Facility expires on November 17, 1997 and the Collateral Letter of Credit expires on June 30, 1997. As a result, total indebtedness outstanding at December 28, 1996 has been classified as current within the December 28, 1996 consolidated balance sheet.

  Converse expects that demands on its liquidity and credit resources will continue to be significant throughout 1997. The Company is currently pursuing various financing alternatives to address these liquidity constraints.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


2. SIGNIFICANT ACCOUNTING POLICIES

  The major accounting policies of Converse are set forth below.

 Fiscal Year

  Converse's fiscal year end is the Saturday closest to December 31 in each year.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Converse and its subsidiaries. All material intercompany transactions are eliminated in consolidation.

  As more fully described in Note 3, effective May 18, 1995, Converse acquired 100% of the outstanding common stock of Apex One, Inc. ("Apex"). On August 11, 1995, Converse stopped funding the operations of Apex. As a result of this decision, Apex was unable to meet its obligations, ceased operations and on September 14, 1995 filed for Chapter 11 bankruptcy protection. Because Converse's control of Apex was temporary in nature, its investment in Apex has been recorded as an unconsolidated equity investment. Accordingly, the consolidated financial statements do not include the accounts of Apex.

 Accounting Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Converse considers all short-term investments with an original maturity of three months or less to be cash equivalents.

 Restricted Cash

  Restricted cash represents interest payments into escrow on outstanding subordinated notes issued in conjunction with the acquisition of Apex. See
Note 16.

 Fair Value of Financial Instruments

  The carrying amount of cash, cash equivalents, trade receivables and trade payables approximates fair value because of the short maturity of these financial instruments. The fair value of Converse's long-term instruments is estimated based on market values for similar instruments and approximates their carrying value at December 30, 1995 and December 28, 1996. As described in Note 3, the Apex subordinated notes and common stock warrants are carried within the accompanying consolidated balance sheet at their originally recorded amounts of $9,644 and $3,528, respectively. In the first quarter of 1997, the Company prevailed in a breach of warranty lawsuit brought against several former owners of Apex. Subsequently, the Company entered into settlement agreements with substantially all of the former owners of Apex whereby these former owners delivered to Converse in full satisfaction of Converse's indemnification claims, their subordinated notes, common stock warrants, and other contractual obligations issued by Converse in connection with the Apex acquisition. Any remaining claims are not significant. See Note 16.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost when acquired. Expenditures for improvements are capitalized while normal repairs and maintenance are expensed as incurred. When properties are disposed of, the related cost and accumulated depreciation or amortization are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations. For financial reporting purposes, Converse utilizes the straight-line method of computing depreciation and amortization while accelerated methods are used for tax purposes. Such expense is computed based on the estimated useful lives of the respective assets.

 Current Assets in Excess of Reorganization Value

  In 1992, in connection with a reorganization under the bankruptcy code, Furniture Brands and its domestic subsidiaries, including Converse, were required to adopt "fresh-start" reporting. As a result of adopting "fresh-start" reporting, Converse recorded current assets in excess of reorganization value of approximately $41,553. This deferred credit is being amortized on a straight-line basis over a 20 year period.

 Capital Stock

  In December 1994, Converse's Board of Directors fixed the stated value of common stock at $1.00 per share. This resulted in an adjustment to the additional paid-in capital and retained earnings.

 Foreign Currency Transactions

  Assets and liabilities of international operations are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded in a separate component of stockholders' equity. Other foreign currency transaction gains and losses are included in the determination of net income.

  Converse entered into foreign currency contracts in 1995 in order to reduce the impact of foreign currency fluctuations. There were no open foreign currency contracts as of December 30, 1995 or December 28, 1996. For financial reporting purposes, any gains or losses are recognized as other income or expense. Aggregate foreign currency exchange gains (losses) were $(14), $403 and $(789) in Fiscal 1994, Fiscal 1995 and Fiscal 1996, respectively.

 Revenue Recognition

  Revenue from the sale of product is recognized at the time of shipment. Revenue from licensed products, arising from domestic and foreign licensees who manufacture or source sports apparel, accessories and selected Converse-approved footwear using Converse trademarks and trade names is recognized as earned.

 Advertising

  Advertising production costs are expensed the first time an advertisement is run. Media placement costs are expensed in the month the advertising appears.

 Endorsement Contracts

  Accounting for endorsement contracts is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 Income Taxes

  Through November 17, 1994, the date of the Distribution, Converse's results of operations were included in Furniture Brands' consolidated income tax returns. In connection with the Distribution, Converse and Furniture Brands entered into a Tax Sharing Agreement providing, among other things, for an equal allocation between Furniture Brands and Converse of federal and state tax liabilities for all periods prior to completion of the Distribution. As described in Note 15, this agreement was amended to provide for the allocation of tax benefits relating to the carryback of certain net operating losses to periods prior to the Distribution.

 Earnings Per Share

  Net loss per share for Fiscal 1995 and Fiscal 1996 has been calculated based on 16,692,156 and 16,760,620 weighted average shares of common stock outstanding, respectively.

  Pro forma earnings per share for Fiscal 1994 are presented to give effect to the fees paid to Furniture Brands and Apollo Advisors, L.P., which together with its affiliates, is the majority owner of Converse's outstanding common stock (see Note 15), for consulting services, the increase in interest expense, and the decrease in income taxes resulting from the Distribution. Pro forma net earnings per share are calculated based on 16,692,156 weighted average shares of common stock outstanding, as outstanding stock options were not dilutive.

 Concentration of Risk

  Converse purchases dyed canvas raw material mainly from one dye house with the remaining balance supplied by two other dye houses. A change in dye houses could cause a delay in manufacturing; however, management does not expect such a change to impact long term supply due to alternative suppliers.

  Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable. However, such risk is limited due to the large number of customers and their international dispersion. In addition, the Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations.

 Reclassifications

  Certain amounts in the prior year financial statements and related notes have been reclassified to conform with the Fiscal 1996 presentation.

3. LOSS ON INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

  On May 18, 1995, Converse consummated the acquisition of Apex. Under the terms of the Securities Purchase Agreement, the total consideration paid by Converse to the sellers in exchange for 100% of the outstanding common stock consisted of: (i) promissory notes in the aggregate principal amount of $11,000 discounted to $9,644 at a rate of 12%; and (ii) warrants to purchase 1,750,000 shares of Converse common stock at an exercise price of $11.40. The warrants expire on May 18, 2000 and were valued at the time of acquisition at $3,528.

  Subsequent to the acquisition of Apex, Converse, through its integration of Apex's information systems and in-depth review of Apex operating procedures and financial condition, determined that the operating losses of Apex and its weak financial position could not be corrected without additional significant investment or financing. On August 11, 1995, Converse's Board of Directors voted to cease funding Apex's operations as of that date.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  As a result of this decision, Apex ceased operations and was unable to meet its obligations and on September 14, 1995 filed for Chapter 11 bankruptcy protection. Because Converse's control of Apex was temporary in nature, its investment in Apex was recorded as an unconsolidated equity investment. During 1995, Converse recorded a loss on this unconsolidated subsidiary, comprised primarily of: (i) the Company's initial investment in Apex; (ii) additional funding advances; (iii) contractual obligations, bank guarantees, professional fees and other closing costs; and (iv) loss on the sale of Apex inventory purchased by Converse for sale to independent third parties. The following table summarizes the Fiscal 1995 and 1996 activity relating to each applicable component:

                                                         CONTRACTUAL
                                                         OBLIGATIONS,
                                           FUNDING     BANK GUARANTEES,  LOSS ON
                             INITIAL      PROVIDED       PROFESSIONAL    SALE OF
                            INVESTMENT     MAY 18-      FEES AND OTHER    APEX
                             IN APEX   AUGUST 11, 1995  CLOSING COSTS   INVENTORY  TOTAL
                            ---------- --------------- ---------------- --------- --------
   Loss as of July 1,
    1995...................  $ 13,172     $ 10,422         $ 18,005         --    $ 41,599
   Changes in estimates....       --           --             2,680       7,881     10,561
   Charges/write-offs......   (13,172)     (10,422)         (10,460)     (7,881)   (41,935)
                             --------     --------         --------      ------   --------
   December 30, 1995
    Balance................       --           --            10,225         --      10,225
   Changes in estimates....       --           --            (1,877)        515     (1,362)
   Charges/write-offs......       --           --            (2,924)       (515)    (3,439)
                             --------     --------         --------      ------   --------
   December 28, 1996
    Balance................       --           --          $  5,424         --    $  5,424
                             ========     ========         ========      ======   ========

  As of July 1, 1995, Converse recorded a $41,599 loss on its unconsolidated equity investment in Apex, as described above. During the fourth quarter of 1995, Converse recorded an additional $10,561 loss on its unconsolidated equity investment in Apex, resulting in a total loss of $52,160. This additional loss was comprised of unanticipated losses of $7,881 on the fourth quarter sale of Apex inventory purchased by Converse for sale to independent third parties and additional contractual obligations, professional fees and other closing costs of $2,680. This additional amount was a result of changes in estimates made during the fourth quarter of 1995 due to previously unanticipated events and circumstances.

  During the second quarter of 1996, the Company recorded an additional loss of $515 relating to unanticipated credits issued to customers to settle claims of discrepancies on shipments of the Apex inventory. During the fourth quarter of 1996, the Company entered into agreements with two of the former owners of Apex to settle certain obligations for $1,877 less than originally anticipated, thereby resulting in a reduction in the accrual for the loss on investment in unconsolidated subsidiary.

  In the first quarter of 1997, the Company prevailed in a breach of warranty lawsuit brought against several former owners of Apex. Subsequently, the Company entered into settlement agreements with substantially all of the former owners of Apex whereby these former owners delivered to Converse in full satisfaction of Converse's indemnification claims, their subordinated notes, common stock warrants, and other contractual obligations issued by Converse in connection with the Apex acquisition. Any remaining claims are not significant. See Note 16.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4. RESTRUCTURING CHARGES

  During 1995 Converse recorded restructuring charges relating primarily to initiatives aimed at reducing future operating costs, including domestic manufacturing, global distribution, marketing, and general and administrative costs. The following table summarizes the Fiscal 1995 and 1996 activity relating to these initiatives:

                                          LOSS                               REDUCTION IN
                             CONTRACT   (CREDIT)    EMPLOYEE       LEASE    LIABILITY FOR
                            TERMINATION ON ASSET  SEVERANCE AND TERMINATION POSTRETIREMENT
                               COSTS    DISPOSALS RELATED COSTS    COSTS       BENEFITS     TOTAL
                            ----------- --------- ------------- ----------- -------------- -------
   1995 accrual............   $ 6,150    $ 4,807     $2,502       $1,453        $(730)     $14,182
   Charges/write-offs......      (415)    (4,807)      (815)         --           730       (5,307)
                              -------    -------     ------       ------        -----      -------
   December 30, 1995
    Balance................     5,735        --       1,687        1,453          --         8,875
   Changes in estimates....    (1,000)    (1,533)     1,356          --           --        (1,177)
   Charges/write-offs......    (3,233)     1,533       (587)        (889)         --        (3,176)
                              -------    -------     ------       ------        -----      -------
   December 28, 1996
    Balance................   $ 1,502        --      $2,456       $  564          --       $ 4,522
                              =======    =======     ======       ======        =====      =======

  During the second quarter of 1995, Converse decided to close its Mission, Texas manufacturing facility and recorded a charge of $1,000. Converse completed the shutdown of the Mission facility during the third quarter of 1995. In the fourth quarter of 1995, Converse recorded a restructuring charge totaling $13,182. Principal costs included in the charge were: (i) contract termination costs relating to licensed apparel and certain marketing activities; (ii) estimated losses on the sale or disposal of assets, including a writedown for the proposed sale of a warehouse facility in Chester, South Carolina; (iii) costs for employee severance and related benefits for the termination of 140 employees; and (iv) lease termination costs relating to the shutdown of the manufacturing facility in Mission, Texas and a distribution facility in the United Kingdom.

  During the second quarter of 1996, the Company sold the warehouse facility in Chester, South Carolina. Proceeds from this sale exceeded the Company's estimates, resulting in a reversal of $2,209 of restructuring reserves. During the third quarter of 1996, certain contracts were terminated on terms more advantageous than originally anticipated resulting in a reversal of $1,000 of restructuring accruals. In addition, while implementing its fourth quarter 1995 restructuring plans, the company incurred additional severance charges of $1,000 and $356 in the third and fourth quarters of 1996, respectively, and additional asset write-offs of $676 during the fourth quarter of 1996. Such additional charges were in excess of previously estimated amounts. The remaining liabilities represent fixed amounts to be paid out over the next two years.

5. INVENTORIES

  Inventories are summarized as follows:

                                             DECEMBER 30, 1995 DECEMBER 28, 1996
                                             ----------------- -----------------
   Retail merchandise.......................      $ 5,766           $ 6,298
   Finished products........................       67,835            73,887
   Work-in-process..........................        4,226             3,320
   Raw materials............................        4,076             3,294
                                                  -------           -------
                                                  $81,903           $86,799
                                                  =======           =======

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6. PROPERTY, PLANT AND EQUIPMENT

  Property, Plant and Equipment consisted of the following:

                             ESTIMATED USEFUL
                               LIFE (YEARS)   DECEMBER 30, 1995 DECEMBER 28, 1996
                             ---------------- ----------------- -----------------
   Building and leasehold
    improvements...........        5-10            $ 4,288           $ 5,734
   Machinery and
    equipment..............        3-11              8,382             9,890
   Furniture and fixtures..         5-8              1,553             2,448
   Office and computer
    equipment..............           7              6,098             7,272
                                                   -------           -------
                                                    20,321            25,344
   Less accumulated
    depreciation...........                          4,800             7,495
                                                   -------           -------
                                                   $15,521           $17,849
                                                   =======           =======

7. SHORT-TERM DEBT

  Converse maintains asset based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow the Company to borrow against varying percentages of eligible customer receivable balances based on pre-established credit lines, along with varying percentages of inventory, as defined. Borrowings outstanding under these financing arrangements totaled $13,906 and $13,421 as of December 30, 1995 and December 28, 1996, respectively. Interest is payable at the respective lender's base rate plus 1.5% (6.0% to 8.25% at December 28, 1996). The obligations are secured by a first priority lien on the respective European assets being financed. In addition, Converse has provided guarantees of these borrowings in certain of the European countries.

8. ACCRUED EXPENSES

  Accrued expenses consisted of the following:

                                           DECEMBER 30, 1995 DECEMBER 28, 1996
                                           ----------------- -----------------
   Employee compensation..................      $ 6,223           $ 3,543
   Advertising and promotion..............        3,930             3,432
   Customer deposits......................           61             2,943
   Accrued interest.......................          661             2,160
   Restructuring charges..................        8,875             4,522
   Loss on investment in unconsolidated
    subsidiary............................       10,225             5,424
   Other..................................        3,320             3,100
                                                -------           -------
                                                $33,295           $25,124
                                                =======           =======

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


9. LONG-TERM DEBT

  Long-term debt consisted of the following:

                                             DECEMBER 30, 1995 DECEMBER 28, 1996
                                             ----------------- -----------------
   Secured credit facility:
     A Facility.............................     $ 69,504          $  89,467
     B Facility.............................       40,000             28,298
     Subordinated notes.....................        9,644              9,644
                                                 --------          ---------
                                                  119,148            127,409
                                                 --------          ---------
     Less current maturities................       (6,324)          (117,765)
                                                 --------          ---------
                                                 $112,824          $   9,644
                                                 ========          =========

 Credit Facility

  As of December 28, 1996, Converse maintained the Credit Facility in the amount of $163,298 (an "A Facility" for $135,000 and a "B Facility" for $28,298).

  The A Facility expires on November 17, 1997 with Converse's option to extend for an additional two-year period provided certain conditions are met, including payment in full of the B Facility on or prior to November 17, 1997. The amount of credit available to Converse at any time under the A Facility is determined by reference to Converse's borrowing base as set forth in the Credit Facility, consisting primarily of domestic accounts receivable and inventory. During November 1995, the Credit Facility was amended, thereby reducing the commitment of the Banks under the A Facility from $160,000 to $135,000. In addition, the amendment provided for borrowings by Converse under the A Facility above those supported by its defined borrowing base in an amount up to $25,000 provided a standby letter of credit was issued for the benefit of the Banks. Apollo Investment Fund, L.P. ("Apollo"), which together with its affiliates, is the beneficial owner of approximately 65.2% of Converse's outstanding common stock as of December 28, 1996, caused a standby letter of credit for the account of Apollo (the "Collateral Letter of Credit") to be provided to the Banks in the amount of $25,000 (See Note 15). The Collateral Letter of Credit expires on June 30, 1997.

  During November 1996, the Credit Facility was amended in order to provide seasonal borrowing ("Seasonal Accommodation") by Converse under the A Facility above those supported by its defined borrowing base and Collateral Letter of Credit in an amount up to $10,000. Subsequent to December 28, 1996, the Credit Facility was amended whereby the Seasonal Accommodation was increased to $15,000, expiring October 15, 1997. In addition, the commitment of the Banks under the A Facility was increased from $135,000 to $150,000.

  As further described herein, the Credit Facility, Collateral Letter of Credit and Seasonal Accommodation expire during 1997. Accordingly, the total indebtedness outstanding pertaining to these debt instruments of $117,765 as of December 28, 1996 has been classified as current within the accompanying consolidated balance sheet.

  As of December 28, 1996, approximately $113,898 was available under the A Facility borrowing base, inclusive of availability as a result of the Collateral Letter of Credit and Seasonal Accommodation, for borrowing which may be used for revolving loans, letters of credit, foreign exchange contracts and acceptances. The aggregate of letters of credit, foreign exchange contracts and acceptances may not exceed $100,000 at any time; revolving loans are limited only by the facility's maximum availability less any amount outstanding for letters of credit, foreign exchange contracts or acceptances. As of December 28, 1996, utilization under the A Facility, inclusive of the Collateral Letter of Credit and Seasonal Accommodation, consisted of revolving loans of $78,467 and bankers acceptances of $11,000. In addition, outstanding letters of credit of $17,299 as of December 28,

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1996 were reserved against the maximum available borrowing base. As a result, $7,132 of the maximum available borrowing base remained unutilized as of December 28, 1996. As of December 28, 1996, the B Facility, which also expires on November 17, 1997, had loans outstanding of $28,298. The Company is not permitted further borrowings against the B Facility.

  Loans under the A Facility bear interest either at the Prime Lending Rate (as defined therein) plus a margin of 1.25%, or at Adjusted LIBOR (as defined therein) plus a margin of 2.5% per annum. The foregoing LIBOR margin may be reduced following Converse's achievement of improved ratios under certain financial tests specified in the Credit Facility. At December 28, 1996, revolving loans outstanding under the A Facility bore interest at 8.20%, based upon the weighted average of the Prime and Adjusted LIBOR rates, as defined. Loans under the B Facility bear interest at the Prime Lending Rate plus a margin of 4%, or at Adjusted LIBOR plus a margin of 5.5% per annum. At successive six-month terms of the loan, the rate of interest on loans outstanding under the B Facility automatically increases 0.5%. At December 28, 1996, loans outstanding under the B Facility were Adjusted LIBOR rate loans bearing interest at 10.95%.

  On November 17, 1994, Converse paid to the Banks a closing and commitment fee and an agent fee of 2.5% of the total amount of the A Facility. Converse also paid a 3% commitment fee to the Banks for the B Facility. Additional fees of 1% and 2% of the B Facility were paid in September and November 1995, respectively, as defined, since loans against the entire availability of the B Facility remained outstanding as of those dates. As consideration for causing the Collateral Letter of Credit to be provided, Apollo received a fee from Converse equal to 3% of the amount of such letter of credit, and Converse agreed to reimburse Apollo for all of its expenses, including but not limited to expenses incurred in connection with obtaining the Collateral Letter of Credit.

  The Credit Facility also provides for certain other ongoing fees, including an unused line fee on the portion of the A Facility that is not utilized (equal to 0.5% per annum), fees with respect to letters of credit, foreign exchange contracts and acceptances issued under the Credit Facility (generally varying from 1.25% to 2.25% per annum) and an annual collateral management fee of $100.

  Obligations outstanding under the Credit Facility are secured by a first priority lien on substantially all of Converse's assets located in the United States and Canada.

  At December 28, 1996, Converse was in default of one financial covenant contained in the Credit Facility, as amended November 1996. Subsequent to December 28, 1996, the Banks waived Converse's default of this financial covenant as of December 28, 1996 and reset the financial covenants for the term of the A Facility. As such, Converse is currently in compliance with the amended covenants and believes that it will be in compliance with these amended financial covenants through the term of the A Facility.

  The Credit Facility requires Converse to pay the unpaid aggregate principal amount of the B Facility, in equal quarterly principal installments of one-twentieth of the then outstanding principal balance commencing September 30, 1996 and on each successive quarter end thereafter, with a final installment of any remaining unpaid principal then outstanding being due on November 17, 1997. Accordingly, on September 30, 1996, the Company paid the first principal installment totaling $1,598. The Credit Facility also required Converse to apply proceeds received during 1996 relating to the occurrence of specified events against the aggregate unpaid B Facility principal. During 1996, the Company remitted an additional $10,104 against the aggregate unpaid B Facility principal.

  In conjunction with Converse's acquisition of 100% of the outstanding common stock of Apex (see Note 3), Converse issued subordinated notes in the face amount of $11,000, discounted at a rate of 12%, to $9,644.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The notes bear interest at the rate of 8% per annum for the first three years and increase to 10% and 12% in 1998 and 1999, respectively. The notes mature on May 18, 2003. As a result of the indemnification awards and claims against certain former owners of Apex and the related exchange and settlement agreements, no accretion of the subordinated note discount has been recorded in the accompanying consolidated balance sheet.

  In the first quarter of 1997, the Company prevailed in a breach of warranty lawsuit brought against several former owners of Apex. Subsequently, the Company entered into settlement agreements with substantially all of the former owners of Apex whereby these former owners delivered to Converse in full satisfaction of Converse's indemnification claims, their subordinated notes, common stock warrants, and other contractual obligations issued by Converse in connection with the Apex acquisition. Any remaining claims are not significant. See Note 16.

  Converse has capitalized certain fees incurred in conjunction with the acquisition of these various financing arrangements. These costs are amortized over the term of the related agreements. Unamortized financing fees included within the other asset component of the consolidated balance sheet were $5,028 and $2,104 at December 30, 1995 and December 28, 1996, respectively. Total interest expense was comprised of the following:

                                               FISCAL YEAR ENDED
                             -----------------------------------------------------
                             DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                             ----------------- ----------------- -----------------
   Interest on borrowings..       $1,107            $ 9,220           $11,368
   Interest on Furniture
    Brands borrowings......        6,002                --                --
   Credit line fees........          146              2,504             2,398
   Amortization of original
    Credit Facility
    financing fees.........          141              1,767             1,767
   Credit Facility
    amendment and other
    fees...................           27                552             2,243
                                  ------            -------           -------
                                  $7,423            $14,043           $17,776
                                  ======            =======           =======

10. INCOME TAXES

  The domestic and foreign components of income (loss) before income taxes were as follows:

                                            FISCAL YEAR ENDED
                          -----------------------------------------------------
                          DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                          ----------------- ----------------- -----------------
   Domestic..............      $14,926          $(84,482)         $(17,967)
   Foreign...............       13,235           (15,409)           (4,602)
                               -------          --------          --------
                               $28,161          $(99,891)         $(22,569)
                               =======          ========          ========

                         CONVERSE INC. AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Income tax expense (benefit) was comprised of the following:

                                            FISCAL YEAR ENDED
                          -----------------------------------------------------
                          DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                          ----------------- ----------------- -----------------
   Current:
     Federal.............      $ 7,926          $(12,666)          $(3,617)
     State...............        1,151               417               299
     Foreign.............        1,162             2,656             3,571
                               -------          --------           -------
                                10,239            (9,593)              253
                               -------          --------           -------
   Deferred:
     Federal.............          261           (16,557)           (3,906)
     State...............           65            (1,994)             (481)
                               -------          --------           -------
                                   326           (18,551)           (4,387)
                               -------          --------           -------
                               $10,565          $(28,144)          $(4,134)
                               =======          ========           =======

  The following table reconciles the differences between the Federal corporate statutory rate and Converse's effective income tax rate:

                                              FISCAL YEAR ENDED
                            -----------------------------------------------------
                            DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                            ----------------- ----------------- -----------------
   Federal corporate
    statutory tax rate
    (benefit)..............       35.0%             (35.0)%           (35.0)%
   State taxes (benefit),
    net of Federal
    tax effect.............        3.1               (1.5)             (2.9)
   Foreign income taxes....        2.5                1.7              10.1
   Valuation allowance.....        --                 6.7              12.7
   Other...................       (3.1)              (0.1)             (3.2)
                                  ----              -----             -----
   Effective income tax
    (benefit) rate.........       37.5%             (28.2)%           (18.3)%
                                  ====              =====             =====

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, net of any valuation allowance. Converse's deferred tax assets and liabilities at December 30, 1995 and December 28, 1996, consisted of the following:

                                           DECEMBER 30, 1995 DECEMBER 28, 1996
                                           ----------------- -----------------
   Deferred tax assets:
     Tax benefit of loss carryforward.....      $ 7,272          $ 22,263
     Loss on investment in unconsolidated
      subsidiary..........................       13,015            11,739
     Restructuring accruals...............        2,900             1,524
     Fair value adjustments...............        4,266             3,718
     Employee postretirement benefits
      other than pensions.................        4,317             4,061
     Expense accruals.....................        2,725             3,182
     Receivable, inventory and other
      reserves............................        3,628             3,399
     Other................................          689               341
                                                -------          --------
       Gross deferred tax assets..........       38,812            50,227
   Deferred tax liabilities:
     Depreciation.........................         (702)              --
     Employee pension plans...............          --               (762)
     Other................................       (2,033)           (2,840)
                                                -------          --------
       Net deferred tax assets before
        valuation allowance...............       36,077            46,625
     Valuation allowance..................       (6,650)          (11,584)
                                                -------          --------
       Net deferred tax assets............      $29,427          $ 35,041
                                                =======          ========

  The net deferred tax assets are included in the consolidated balance sheet as follows:

                                          DECEMBER 30, 1995 DECEMBER 28, 1996
                                          ----------------- -----------------
   Prepaid expenses and other current
    assets...............................      $14,183           $14,491
   Other assets..........................       15,244            20,550
                                               -------           -------
                                               $29,427           $35,041
                                               =======           =======

  Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded against deferred tax assets for which there is a greater than fifty percent chance that the tax assets will not be realized. In assessing the realizability of the deferred tax assets, Converse has based its judgment primarily on estimated future earnings. Converse believes these deferred tax assets will be realized. However, based on the weight of objective evidence including historical operating results, operating forecasts and significant net operating loss carryforwards, Converse has concluded that a valuation allowance of $11,584 is required as of December 28, 1996.

  At December 28, 1996, Converse had operating loss carryforwards of $52,864. The loss carryforwards expire between the years 2009 and 2011.

11. EMPLOYEE BENEFITS

  Converse sponsors or contributes to retirement plans covering substantially all domestic employees. Converse has defined benefit pension and postretirement plans in addition to other retirement plans and benefits. The annual cost for defined benefit plans is determined using the projected unit credit actuarial cost method

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

which includes significant actuarial assumptions and estimates which are subject to change in the near term. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. In certain foreign countries, contributions are made to defined contribution plans as well as to government sponsored plans, as required in the respective jurisdictions. Liabilities and expenses related to these foreign employees are not material.

 Defined Benefit Pension Plan

  Converse has a non-contributory defined benefit pension plan covering substantially all salaried employees at its domestic operations. Retirement benefits generally are based on years of service and final average compensation with employees generally becoming vested upon completion of five years of service. The plan is funded by company contributions to trust funds which are held for the sole benefit of the employees. It is Converse's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. The assets of the plan are primarily comprised of equity securities and fixed income investments.

  The table below summarizes the plan's funded status and amounts recognized in the balance sheet:

                                           DECEMBER 30, 1995 DECEMBER 28, 1996
                                           ----------------- -----------------
   Actuarial present value of benefit
    obligations:
     Vested benefit obligation............      $38,467           $39,048
                                                =======           =======
     Accumulated benefit obligation.......       39,104            39,641
                                                =======           =======
     Projected benefit obligation.........       44,738            46,781
     Fair value of plan assets............       44,852            51,122
                                                -------           -------
     Plan assets in excess of projected
      benefit obligation..................          114             4,341
     Unrecognized net loss (gain).........          323            (2,166)
     Unrecognized prior service cost......          (89)              (82)
                                                -------           -------
     Prepaid pension cost included in
      other assets........................      $   348           $ 2,093
                                                =======           =======

  Net periodic pension cost for Fiscal 1994, 1995 and 1996 includes the following components:

                                              FISCAL YEAR ENDED
                            -----------------------------------------------------
                            DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                            ----------------- ----------------- -----------------
   Service cost-benefits
    earned during
    the period.............      $ 1,204           $ 1,300           $ 1,410
   Interest cost on the
    projected
    benefit obligation.....        2,830             3,309             3,375
   Actual return on plan
    assets.................          664            (9,775)           (6,365)
   Net amortization and
    deferral...............       (3,986)            6,364             2,110
                                 -------           -------           -------
   Net periodic pension
    cost...................      $   712           $ 1,198           $   530
                                 =======           =======           =======

  Measurement of the projected benefit obligation was based on a weighted average discount rate of 8.0%, 7.25%, and 7.50% in Fiscal 1994, 1995 and 1996, respectively, and a rate of increase in future compensation levels of 4.5% in each year. The expected long-term rate of return on plan assets used in determining net pension cost was 8.5%, 9.5% and 9.5% in Fiscal 1994, 1995 and 1996, respectively.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 Defined Benefit Postretirement Plan

  In addition to pension benefits, certain retired employees are currently provided with specified health care and life insurance benefits. Eligibility requirements generally state that benefits are available to employees who retire after a certain age with specified years of service if they agree to contribute a portion of the cost. Converse has reserved the right to modify or terminate these benefits. Health care and life insurance benefits are provided to both retired and active employees through medical benefit trusts, third-party administrators and insurance companies.

  The following table sets forth the combined financial status of deferred postretirement benefits other than pensions:

                                          DECEMBER 30, 1995 DECEMBER 28, 1996
                                          ----------------- -----------------
   Accumulated postretirement benefit
    obligation:
     Retirees............................      $ 4,501           $ 4,311
     Fully eligible active plan
      participants.......................           91               128
     Other active plan participants......        1,441             1,564
                                               -------           -------
     Total...............................        6,033             6,003
     Unrecognized net gain...............        1,635             1,735
     Unrecognized prior service gain.....        2,718             2,493
                                               -------           -------
     Accrued postretirement benefit
      obligation.........................      $10,386           $10,231
                                               =======           =======

  Net periodic postretirement benefit costs for Fiscal 1994, 1995 and 1996 include the following components:

                                              FISCAL YEAR ENDED
                            -----------------------------------------------------
                            DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                            ----------------- ----------------- -----------------
   Service cost-benefits
    earned during
    the period.............       $  96             $  90             $ 105
   Interest cost on the
    postretirement
    benefit obligation.....         359               362               421
   Net amortization and
    deferral...............        (387)             (373)             (305)
                                  -----             -----             -----
   Net periodic
    postretirement benefit
    cost...................          68                79               221
   Curtailment gains.......         --               (730)              --
                                  -----             -----             -----
   Total periodic
    postretirement benefit
    cost (income)..........       $  68             $(651)            $ 221
                                  =====             =====             =====

  For measurement purposes, a 16.0%, 15.0% and 15.0% annual rate of increase in the cost of health care benefits for pre-age 65 retirees and 12.0%, 11.0% and 11.0% for post-age 65 retirees was assumed for Fiscal 1994, 1995 and 1996, respectively. For Fiscal 1994, 1995 and 1996, the rates are assumed to decrease gradually to 8.0% in the year 2002 for pre-age 65 retirees and to 7.0% in 1999 for post-age 65 retirees and remain at those levels thereafter. The health care cost trend rate assumption has an effect on amounts reported. Increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 28, 1996 by approximately $331 and the net periodic cost by $27 for the year.

  The unrecognized prior service gain resulted from a change in Converse's postretirement medical plan. Effective July 1, 1993, Converse required age and service related employee contributions and capped Converse's retiree medical costs at 1998 average claim levels. These changes apply to employees retiring after December 31, 1994.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Measurement of the accumulated postretirement benefit obligation was based upon a weighted average discount rate of 8.0%, 7.25% and 7.50% for Fiscal 1994, 1995 and 1996, respectively, and a long-term rate of compensation increase of 4.5% in each year.

  During 1995, Converse recognized curtailment gains resulting from workforce reductions. These gains are primarily due to the reduction of the accumulated postretirement benefit obligation associated with those employees' postretirement benefits and recognition of the prior service costs related to those employees.

 Other Retirement Plans and Benefits

  Converse has a non-contributory defined contribution plan covering all hourly employees with at least one year of service at their domestic manufacturing and warehouse facilities. Contributions under this plan are fixed at $0.37 per hour of service with a maximum contribution based on 2,000 hours per employee. The defined contribution expense was $662, $992 and $318 for Fiscal 1994, 1995 and 1996, respectively.

  Converse also sponsors a savings plan. The total cost of this plan for Fiscal 1994, 1995, and 1996 was $555, $609 and $329, respectively.

12. STOCK OPTION PLANS; WARRANTS

 Converse 1994 Stock Option Plan

  The Board of Directors of Converse adopted the Converse Inc. 1994 Stock Option Plan (the "1994 Plan") as a means to encourage ownership of Converse common stock by key employees and enable Converse to attract and retain the services of outstanding employees in competition with other employers.

  The 1994 Plan authorizes grants to key employees, including executive officers of Converse and its subsidiaries, and to its consultants, of incentive and non-qualified options to purchase shares of common stock. The plan administrator has discretion to grant non-qualified options at less than 100% of the fair market value per share of the common stock of Converse on the date of grant. The plan administrator has granted such below market exercise price options to certain Converse employees who held options to acquire Furniture Brands common stock in connection with the Distribution in exchange for such Furniture Brands options. Converse incentive stock options must be granted with an exercise price of not less than 100% of the fair market value per share of common stock of Converse on the date of grant. Option prices are payable, in full and in cash, upon the exercise of a stock option and the proceeds are added to the general funds of Converse. As of December 28, 1996, the number of shares of common stock which may be issued under the 1994 Plan is 2,300,000 subject to adjustment upon the occurrence of certain contingencies. The maximum number of shares with respect to which options may be granted to any individual during any calendar year and during the term of the 1994 Plan is 500,000 and 750,000, respectively. Options under the 1994 Plan expire nine years from the grant date.

  The 1994 Plan will terminate in October 2004, subject to the right of the Board of Directors to suspend or discontinue the 1994 Plan at any prior date and the rights of holders of options to exercise options after such date in accordance with the terms of such options.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  The following table summarizes option activity under the 1994 Plan:

                                                                    WEIGHTED
                                                      EXERCISE      AVERAGE
                                          NUMBER       PRICE     EXERCISE PRICE
                                        OF OPTIONS   PER SHARE     PER SHARE
                                        ----------  ------------ --------------
   Outstanding at January 1, 1994......       --             --         --
   Granted.............................   920,000   $5.27-$11.46     $ 8.66
                                        ---------
   Outstanding at December 31, 1994....   920,000   $5.27-$11.46     $ 8.66
   Granted.............................   633,000   $5.00-$23.00     $ 9.64
   Canceled............................  (429,000)        $ 7.00     $ 7.00
                                        ---------
   Outstanding at December 30, 1995.... 1,124,000   $5.00-$23.00     $ 7.71
   Granted............................. 1,221,000   $4.00-$23.00     $ 7.17
   Canceled............................  (520,200)  $5.00-$23.00     $11.71
   Exercised...........................  (246,000)  $5.00-$ 7.00     $ 5.57
                                        ---------
   Outstanding at December 28, 1996.... 1,578,800   $4.00-$23.00     $ 6.31
                                        =========
   Exercisable at December 28, 1996....   214,050                    $ 7.15
                                        =========
   Available for future grants.........   475,200
                                        =========

  The following table summarizes information about the 1994 Plan stock options outstanding at December 28, 1996:

                                            OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                                        --------------------------- --------------------------
                                          WEIGHTED
                                          AVERAGE
                              NUMBER     REMAINING      WEIGHTED      NUMBER       WEIGHTED
           RANGE OF         OUTSTANDING CONTRACTUAL     AVERAGE     EXERCISABLE    AVERAGE
       EXERCISE PRICES      AT 12/28/96 LIFE (YEARS) EXERCISE PRICE AT 12/28/96 EXERCISE PRICE
       ---------------      ----------- ------------ -------------- ----------- --------------
   $4.00-$5.00.............    511,000        8          $ 4.99         1,000       $ 5.00
   $5.27...................    150,000        7            5.27       107,500         5.27
   $5.63-$6.50.............    514,000        9            6.23           --           --
   $7.00...................    275,800        8            7.00        57,800         7.00
   $7.75-$8.65.............     26,000        9            7.96           --           --
   $9.00-$23.00............    102,000        8           12.69        47,750        11.64
                             ---------                                -------
                             1,578,800                                214,050
                             =========                                =======

  On June 2, 1995, Converse repriced certain stock options granted under the 1994 Plan. Options to purchase 854,000 shares of common stock were repriced at an exercise price of $7.00 per share, which represented the closing price of Converse's common stock on June 2, 1995. The original vesting schedules and expiration dates associated with these stock options were also amended to coincide with the stock option repricing date. None of the foregoing stock option grants had vested prior to the repricing date and they did not begin to vest until June 2, 1996. On September 5, 1996, Converse repriced certain additional stock options granted under the 1994 Plan. Options to purchase 105,000 shares of common stock at prices ranging from $5.00 to $23.00 per share were repriced to an exercise price of $6.375 per share, which represented the closing price of Converse's common stock on September 5, 1996. In connection with this repricing, options to purchase 45,000 shares of common stock were canceled. None of the repriced options had vested prior to the repricing date and they do not begin to vest until September 5, 1997. The above option activity table reflects all options at their amended price and vesting terms.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 Converse 1995 Non-Employee Director Plan

  On March 22, 1995, the Board of Directors of Converse adopted the 1995 Non-Employee Directors Plan ("the 1995 Plan") as a means of fostering and promoting the long term financial success of Converse by attracting and retaining Non-Employee Directors of outstanding ability.

  Converse has reserved an aggregate of 45,000 shares for issuance under the 1995 Plan. Options to purchase 22,500 of these shares were granted during 1995 at the fair market value on the date of grant of $9.88. These stock options become exercisable in equal one-third increments beginning on March 22, 1996 and expire ten years from the date of grant. No such options were exercised during 1996.

 Other Stock Option Activity

  On October 13, 1995, in addition to the aforementioned option grants, Converse granted options to purchase an aggregate of 275,000 shares of common stock not pursuant to any formal plan. These options were granted in conjunction with a consulting agreement at the fair market value on the date of grant of $4.88 and were exercised during Fiscal 1996.

 Warrants

  Warrants to purchase 1,750,000 shares of Converse stock at an exercise price of $11.40 per share were issued in conjunction with the acquisition of Apex, as discussed in Note 3. These warrants expire on May 18, 2000 and were valued at the time of acquisition at $3,528. In the first quarter of 1997, the Company prevailed in a breach of warranty lawsuit brought against several former owners of Apex. Subsequently, the Company entered into settlement agreements with substantially all of the former owners of Apex whereby these former owners delivered to Converse in full satisfaction of Converse's indemnification claims, their subordinated notes, common stock warrants, and other contractual obligations issued by Converse in connection with the Apex acquisition. See Note 16.

 New Accounting Pronouncement

  The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the Company's stock option plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost been determined based on the fair value at the grant dates for awards in 1995 and 1996 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      FISCAL YEAR ENDED
                                             -----------------------------------
                                             DECEMBER 30, 1995 DECEMBER 28, 1996
                                             ----------------- -----------------
   Net income--as reported..................     $(71,747)         $(18,435)
   Net income--pro forma....................      (73,031)          (19,559)
   Earnings per share--as reported..........        (4.30)            (1.10)
   Earnings per share--pro forma............        (4.38)            (1.17)

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  The fair value of options granted at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                     FISCAL YEAR ENDED
                                            -----------------------------------
                                            DECEMBER 30, 1995 DECEMBER 28, 1996
                                            ----------------- -----------------
   Expected life (years)...................         5.3               6.0
   Interest rate...........................        6.45%             6.27%
   Volatility..............................       75.00%            65.00%
   Dividend yield..........................           0                 0

  The weighted average grant date fair value of options granted during Fiscal 1995 and Fiscal 1996 was $3.87 and $3.37, respectively.

  The pro forma net income and earnings per share amounts reflected above do not include a tax benefit for 1995 or 1996, as a full valuation allowance would have been provided against any such benefit. The pro forma effect on net income for Fiscal 1995 and Fiscal 1996 is not indicative of future amounts as it does not take into consideration pro forma compensation expense related to grants made prior to 1995. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

13. LEASE COMMITMENTS

  Substantially all of Converse's retail outlets and certain other real properties and equipment are operated under lease agreements expiring at various dates through the year 2012. Leases covering retail outlets and equipment generally require, in addition to stated minimums, contingent rentals based on retail sales and equipment usage. Generally, the leases provide for renewal for various periods at stipulated rates.

  Rental expense under operating leases was as follows:

                                               FISCAL YEAR ENDED
                             -----------------------------------------------------
                             DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                             ----------------- ----------------- -----------------
   Minimum rentals.........       $3,681            $3,901            $4,244
   Contingent rentals......          962             1,088               825
                                  ------            ------            ------
                                   4,643             4,989             5,069
   Less: sublease rentals..          135               --                --
                                  ------            ------            ------
                                  $4,508            $4,989            $5,069
                                  ======            ======            ======

  Future minimum lease payments under operating leases are $3,720, $3,208, $2,450, $1,933 and $1,244 for 1997 through 2001, respectively.

14. COMMITMENTS AND CONTINGENCIES

  In December 1995, Converse issued a consumer alert relating to the RAW Energy and RAW Power product lines. This alert informed the public about the potential for the products' technology to fail under continuous, competitive strain. All retailers and consumers were given the option to return these products to Converse for a full credit. As a result of this action, as of December 30, 1995 Converse reversed sales with a gross margin impact of $2,400, provided $413 to repair the defective units and recorded a writedown of $4,354 relating to the inventory carrying value of the defective units. During 1996, the returns and repair processes were completed, resulting in $400 of previously provided reserves being reversed to income.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  For discussion of Apex related litigation see Note 16.

  Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

15. RELATED PARTY TRANSACTIONS

  In connection with the Distribution, Converse and Furniture Brands entered into a Tax Sharing Agreement (the "Agreement") providing, among other things, for an equal allocation between Furniture Brands and Converse of benefits derived from a carryback of federal and state tax liabilities to periods prior to completion of the Distribution. On February 21, 1996, Converse amended this Agreement with Furniture Brands, under which Converse agreed to carryback certain federal income tax operating losses for the years ended December 30, 1995 and December 28, 1996 to one or more Pre-Distribution tax periods. For the year ended December 30, 1995, the amendment applies to the first $41,000 of tax operating losses generated, which approximates the taxable income available in the carryback period. For the year ended December 30, 1995, tax operating losses of approximately $31,000 were carried back generating a tax refund of $10,832. In accordance with the Agreement, as amended, Furniture Brands paid Converse $8,000 on February 29, 1996 and in return Furniture Brands is entitled to the full amount of the tax refund. Furniture Brands is not entitled to any refund of the $8,000 payment in the event the ultimate tax refund it receives from the Internal Revenue Service is less than anticipated. In accordance with the Agreement, Furniture Brands is also entitled to tax refunds resulting from the carryback of approximately $10,000 of the Company's Fiscal 1996 tax operating losses.

  The $2,832 excess of the 1995 tax refund over Furniture Brands' payment to Converse and the $3,616 tax refund associated with the aforementioned $10,000 of 1996 tax operating losses of Converse being carried back to Furniture Brands have been recorded by Converse as other expense in Fiscal 1995 and 1996, respectively. In addition, Furniture Brands and Converse shared, on an equal basis, 1994 tax carryback benefits totaling $1,380. Furniture Brands' share of this amount, $690, was recorded by Converse as other expense for Fiscal 1995.

  Prior to the Distribution, Furniture Brands provided services to Converse, including legal, administration of benefit and insurance programs, income tax management and cash management and treasury services. The accompanying consolidated financial statements include a charge for Furniture Brands' administrative expenses totaling $500 for Fiscal 1994. Management believes the basis used to charge corporate administrative expenses to Converse was reasonable and representative of the amount of expenses that would have been incurred on a stand-alone basis.

  In connection with the Distribution, Converse and Furniture Brands entered into a Distribution and Services Agreement for Fiscal 1995 relating to the continued provision of certain of the services described above by Furniture Brands to Converse as well as additional advisory services, support and consulting as a result of Converse being a public company. In November 1995, this Agreement was amended to decrease the amount of fees payable from Converse to Furniture Brands. For the year ended December 30, 1995, Converse paid $210 to Furniture Brands for these services.

  As more fully described in Note 9, in November 1995, Apollo caused a standby letter of credit to be provided to the Banks to enable Converse to borrow an additional $25,000 under the A Facility above its defined borrowing base.

  On November 17, 1994, Converse entered into a consulting agreement with Apollo Advisors, L.P., an affiliate of Apollo, pursuant to which Apollo Advisors, L.P. will provide corporate advisory, financial and other consulting services to Converse. Fees under the agreement are payable at an annual rate of $500 plus out-of-pocket expenses for an unlimited period unless terminated by the Converse Board of Directors.

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


16. APEX LITIGATION AND SUBSEQUENT EVENTS

  As a result of significant operational and financial difficulties discovered subsequent to the acquisition of Apex, Converse performed an investigation of potential breaches of representations and warranties by Apex and its former owners in connection with Converse's purchase of Apex. In November 1995, Converse paid into escrow, as opposed to paying the former owners directly, the first interest payment of $443 pertaining to the subordinated notes issued as part of the Apex purchase price. Converse also paid the May 1996 and November 1996 interest payments into escrow, bringing the total in escrow, including accumulated interest, at December 28, 1996 to $1,354. In January, 1996, certain former owners of Apex filed suit against Converse seeking a declaratory judgment that they were entitled to payment of this interest. In March 1996, Converse filed counter claims against these former Apex owners for breach of warranty and other claims relating to the Apex purchase (together, the "State Court Action"). In May 1996, the Company filed suit in U.S. District Court, Southern District of New York against certain former owners of Apex for violation of the federal securities laws. In a separate suit filed the same day, several former owners of Apex asserted certain securities law and other claims against Converse (together the "Federal Court Action").

  In January 1997, a jury ruled unanimously in favor of Converse and against each of the four former owners of Apex who were parties to the State Court Action. In connection with the favorable jury verdict, the Company was awarded damages against these four former Apex owners. Subsequently, the Company entered into settlement agreements with three of these parties, whereby subordinated notes, common stock warrants and other contractual obligations issued to such parties by Converse in connection with the acquisition of Apex were delivered to the Company, together with a cash payment of $2,000 by one of the former owners to Converse in satisfaction of Converse's indemnification claims. Separately, the Company entered into settlement agreements with all of the remaining former owners of Apex who were not parties to the State Court Action, whereby these former owners acknowledged their obligations to Converse for indemnification claims under the Securities Purchase Agreement. As part of these settlements, the former owners delivered to Converse in full satisfaction of Converse's indemnification claims their subordinated notes, common stock warrants, and other contractual obligations issued by Converse to these parties in connection with the acquisition of Apex. In addition, the settling former owners of Apex referred to above have agreed to forego all claims against Converse related to the Federal Court Action. As a result of the above, during the first quarter of 1997, Converse will realize a pretax gain of approximately $17,800. The settlements with the former owners referred to above will result in the reduction during the first quarter of 1997 of subordinated notes, common stock warrants, and accrued liabilities for other contractual obligations of $8,870, $3,528 and $5,424 respectively, from those amounts recorded at December 28, 1996.

  As of March 14, 1997, only one former owner of Apex has not settled with Converse. The jury award in the State Court Action included an indemnification award against this party in the amount of $750, which was the maximum indemnification obligation of this party to Converse under the Securities Purchase Agreement. This former owner holds subordinated notes in the amount of $774. Converse continues to pursue its claims against this remaining party in the Federal Court Action and believes it will prevail based upon, among other things, the jury award in the State Court Action.

  As described in Note 3, on September 14, 1995, Apex filed for Chapter 11 bankruptcy protection. As a result of the Chapter 11 bankruptcy filing, various lawsuits were filed against Converse alleging that the Company was liable for the debts of Apex. Claims in connection with these lawsuits totaled approximately $6,500. Despite Converse's belief that it had valid defenses to the claims made, the Company entered into settlement discussions with the Apex estate in order to avoid defending these lawsuits and incurring the associated legal fees. In February 1997, the United States Bankruptcy Court confirmed the Apex plan of liquidation pursuant to which Converse made a $4,000 payment to the Apex estate and a $500 payment to certain creditors of Apex during the first quarter of 1997, resulting in a pretax loss of approximately $4,500. In addition, Converse relinquished its claims against Apex. The confirmed plan also included injunction and release

                        CONVERSE INC. AND SUBSIDIARIES

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

provisions which preclude Apex or its creditors from bringing or continuing any Apex related claims against Converse.

  As a result of the State Court Action, the settlement agreements with certain former owners of Apex and the Apex bankruptcy payments, Converse will record a net pretax gain of approximately $13,300 during the first quarter of 1997.

17. OTHER FINANCIAL DATA

  Items charged to earnings during Fiscal 1994, 1995 and 1996 include the following:

                                              FISCAL YEAR ENDED
                            -----------------------------------------------------
                            DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                            ----------------- ----------------- -----------------
   Advertising and
    promotion..............      $51,339           $49,884           $28,544
   Research and
    development............        7,847             8,617             6,503

18. BUSINESS SEGMENT INFORMATION

  Converse operates in one industry segment; designing, manufacturing and marketing of athletic and leisure footwear. Converse has a diversified customer base with one customer accounting for 12% of the Company's net sales in both Fiscal 1995 and Fiscal 1996. Converse's products are distributed in the United States and internationally.

                                               FISCAL YEAR ENDED
                             -----------------------------------------------------
                             DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                             ----------------- ----------------- -----------------
   Total Revenues:
     United States.........      $328,334          $277,241          $254,255
     Europe, Middle East,
      Africa...............        70,575           115,788            96,613
     Pacific...............        32,607            49,979            43,695
     Americas (excluding
      United States).......        40,010            36,577            19,374
     Less: Inter-Geographic
      Revenues.............       (34,219)          (72,102)          (64,602)
                                 --------          --------          --------
                                 $437,307          $407,483          $349,335
                                 ========          ========          ========
   Operating Income (Loss):
     United States.........      $ 20,404          $(38,922)         $(12,367)
     Europe, Middle East,
      Africa...............        (3,694)          (12,131)          (11,253)
     Pacific...............        14,356            18,276            23,576
     Americas (excluding
      United States).......         5,022             3,055               208
                                 --------          --------          --------
                                 $ 36,088          $(29,722)         $    164
                                 ========          ========          ========
   Identifiable Assets:
     United States.........      $127,394          $ 85,147          $ 99,724
     Europe, Middle East,
      Africa...............        49,558            83,358            72,293
     Pacific...............        24,155            33,780            35,611
     Americas (excluding
      United States).......        22,619            22,222            14,975
                                 --------          --------          --------
                                 $223,726          $224,507          $222,603
                                 ========          ========          ========

                         CONVERSE INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              FISCAL YEAR ENDED
                            -----------------------------------------------------
                            DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                            ----------------- ----------------- -----------------
   United States Export
    Sales:
    (included in geographic
    revenues above)
     Europe, Middle East,
      Africa...............     $ 35,354           $15,984           $12,203
     Pacific...............       32,607            31,171            23,570
     Americas (excluding
      United States).......       40,011            20,758            11,415
                                --------           -------           -------
                                $107,972           $67,913           $47,188
                                ========           =======           =======

  Beginning in Fiscal 1995, the Company began converting certain international independent distributors to operating units of Converse. Accordingly, United States export sales began to decline in Fiscal 1995.

  Inter-Geographic sales are accounted for based on established sales prices between the related companies and pertain primarily to sales from the United States to various foreign operations.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Following is a summary of unaudited quarterly information:

                                         FIRST     SECOND    THIRD     FOURTH
                                        QUARTER   QUARTER   QUARTER   QUARTER
                                        --------  --------  --------  --------
   Year ended December 30, 1995:
     Net sales......................... $131,196  $ 89,324  $110,121  $ 76,842
     Gross profit......................   45,669    29,815    29,338     8,713
     Net earnings (loss)............... $  8,509  $(32,353) $ (6,583) $(41,320)
                                        ========  ========  ========  ========
     Net earnings (loss) per share..... $   0.51  $  (1.94) $  (0.39) $  (2.48)
                                        ========  ========  ========  ========
   Year ended December 28, 1996:
     Net sales......................... $ 86,551  $ 79,907  $113,318  $ 69,559
     Gross profit......................   21,617    22,887    29,930    11,803
     Net earnings (loss)............... $ (3,260) $ (3,743) $ (3,011) $ (8,421)
                                        ========  ========  ========  ========
     Net earnings (loss) per share..... $  (0.20) $  (0.22) $  (0.18) $  (0.50)
                                        ========  ========  ========  ========

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                   ADDITIONS
                                                   CHARGED TO
                                         BEGINNING COSTS AND            ENDING
              DESCRIPTION                 BALANCE   EXPENSES  DEDUCTION BALANCE
              -----------                --------- ---------- --------- -------
Year Ended December 31, 1994:
  Allowance for doubtful accounts.......  $1,519     $  880    $  846   $ 1,553
  Inventory reserve.....................   1,761        127       415     1,473
  Deferred tax asset valuation
   allowance............................     --         --        --        --
Year Ended December 30, 1995:
  Allowance for doubtful accounts.......  $1,553     $1,366    $  682   $ 2,237
  Inventory reserve.....................   1,473      6,424       681     7,216
  Deferred tax asset valuation
   allowance............................     --       6,650       --      6,650
Year Ended December 28, 1996:
  Allowance for doubtful accounts.......  $2,237     $  670    $  913   $ 1,994
  Inventory reserve.....................   7,216        306     1,951     5,571
  Deferred tax asset valuation
   allowance............................   6,650      4,934       --     11,584