Form 10-Q
period 1997-03-29
CONVERSE INC
filed 1997-05-05
CIK 716934

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the quarterly period ended March 29, 1997

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


                        Yes [X]                 No [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


   As of March 29, 1997, 17,250,056 shares of common stock were outstanding.

                               TABLE OF CONTENTS

                                                                                    PAGE
PART I:      FINANCIAL INFORMATION
             Item   1.     Consolidated Financial Statements

                           A.     Consolidated Balance Sheet                          1
                           B.     Consolidated Statement of Operations                2
                           C.     Consolidated Statement of Cash Flows                3
                           D.     Notes to Consolidated Financial Statements          4

             Item   2.     Management's Discussion and Analysis of                    9
                           Financial Condition and Results of Operations

PART II:     OTHER INFORMATION

             Item   1.     Legal Proceedings                                         12
             Item   2.     Changes in Securities                                     12
             Item   3.     Defaults Upon Senior Securities                           12
             Item   4.     Submission of Matters to a Vote of
                           Security Holders                                          12
             Item   5.     Other Information                                         13
             Item   6.     Exhibits and Reports on Form 8-K                          13

             SIGNATURE                                                               13

                       PART I  -  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                        CONVERSE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                                                       December 28, 1996     March 29, 1997
                                                                                       ----------------      --------------
Assets
Current assets:
     Cash and cash equivalents....................................................             $  5,908            $  3,913
     Restricted cash..............................................................                1,354                 ---
     Receivables, less allowances of $1,994 and $2,357, respectively..............               61,546             114,419
     Inventories (Note 3).........................................................               86,799              78,290
     Refundable income taxes......................................................                  582                 582
     Prepaid expense and other current assets.....................................               20,383              13,529
                                                                                                -------             -------
          Total current assets....................................................              176,572             210,733
Net property, plant and equipment.................................................               17,849              17,746
Other assets......................................................................               28,182              27,355
                                                                                                -------             -------
                                                                                               $222,603            $255,834
                                                                                                =======             =======
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
     Short-term debt..............................................................             $ 13,421            $ 16,366
     Current maturities of long-term debt (Note 4)................................              117,765             154,777
     Accounts payable.............................................................               49,503              52,758
     Accrued expenses.............................................................               25,124              15,319
     Income taxes payable.........................................................                3,407               3,836
                                                                                                -------             -------
          Total current liabilities...............................................              209,220             243,056
Long-term debt, less current maturities (Note 4)..................................                9,644                 ---
Current assets in excess of reorganization value..................................               32,376              31,857
Deferred postretirement benefits other than pensions..............................               10,231              10,207

Stockholders' equity (deficiency):
     Common stock, $1.00 stated value, 50,000,000 shares
      authorized, 17,213,157 and 17,250,056 shares issued and outstanding at
      December 28, 1996 and March 29, 1997, respectively..........................               17,213              17,250
     Preferred stock, no par value, 10,000,000 shares authorized
      none issued and outstanding.................................................                  ---                 ---
     Additional paid-in capital...................................................                5,392               2,049
     Retained earnings (deficit)..................................................              (60,265)            (47,585)
     Foreign currency translation adjustment......................................               (1,208)             (1,000)
                                                                                                -------             -------
          Total stockholders' equity (deficiency).................................              (38,868)            (29,286)
                                                                                                -------             -------
                                                                                               $222,603            $255,834
                                                                                                =======             =======

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                         Three Months Ended
                                                                         ------------------
                                                                March 30, 1996     March 29, 1997
                                                                --------------     --------------
Net sales......................................................      $  86,551          $ 135,969
Cost of sales..................................................         64,934             93,809
                                                                      --------           --------
Gross profit...................................................         21,617             42,160
Selling, general and administrative expenses...................         26,306             36,765
Royalty income.................................................          4,928              6,377
Restructuring expense (credit) (Note 6)........................            ---               (564)
                                                                      --------           --------
Earnings from operations.......................................            239             12,336
Loss (credit) on investment in unconsolidated subsidiary.......            ---            (13,051)
Interest expense, net..........................................          3,837              2,679
Other (income ) expense, net...................................            877              2,090
                                                                      --------           --------
Earnings (loss) before income tax..............................         (4,475)            20,618
Income tax expense (benefit)...................................         (1,215)             7,938
                                                                      --------           --------
Net earnings (loss)............................................      $  (3,260)         $  12,680
                                                                      ========           ========
Net earnings (loss) per share..................................      $   (0.20)         $    0.71
                                                                      ========           ========
Weighted average number of common shares (Note 2)..............         16,692             17,862
                                                                      ========           ========

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                     Three months ended
                                                                                                     ------------------
                                                                                               March 30, 1996     March 29, 1997
                                                                                               --------------     --------------
Cash flows from operating activities:
 Net earnings (loss)..........................................................................     $   (3,260)        $   12,680
 Adjustments to reconcile net earnings (loss) to net cash required for operating activities:
      (Credit) on investment in unconsolidated subsidiary
        ($13,051) less cash payments of $7,207................................................            ---            (20,258)
      Provision for restructuring actions.....................................................            ---               (564)
      Depreciation of property, plant and equipment...........................................            818                860
      Amortization of intangible assets.......................................................            108                118
      Amortization of current assets in excess of reorganization
       value..................................................................................           (519)              (519)
      Deferred tax benefit....................................................................         (3,086)             6,948
 Changes in assets and liabilities:
      Receivables.............................................................................        (15,714)           (52,873)
      Inventories.............................................................................            221              8,509
      Refundable income taxes.................................................................         11,377                ---
      Prepaid expenses and other current assets...............................................          1,254              1,397
      Accounts payable and accrued expenses...................................................          3,337              1,100
      Income taxes payable....................................................................            910                429
      Other long-term assets and liabilities..................................................            191                756
                                                                                                    ---------          ---------
           Net cash required for operating activities.........................................         (4,363)           (41,417)
                                                                                                    ---------          ---------

Cash flows from investing activities:
 Additions to property, plant and equipment...................................................         (1,422)              (757)
                                                                                                    ---------          ---------
           Net cash used by investing activities..............................................         (1,422)              (757)
                                                                                                    ---------          ---------

Cash flows from financing activities:
 Net proceeds from exercise of stock options..................................................            ---                222
 Net proceeds from short-term debt............................................................          1,051              2,945
 Net proceeds from the A Facility.............................................................          6,958             38,819
 Payment on the B Facility....................................................................         (2,686)            (1,807)
                                                                                                    ---------          ---------
           Net cash provided by financing activities..........................................          5,323             40,179
Net decrease in cash and cash equivalents.....................................................           (462)            (1,995)
Cash and cash equivalents at beginning of period..............................................          2,738              5,908
                                                                                                    ---------          ---------
Cash and cash equivalents at end of period....................................................     $    2,276         $    3,913
                                                                                                    =========          =========

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


1.   Summary of Significant Accounting Policies

Basis of presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 28, 1996. The Company's consolidated results of operations for the three months ended March 29, 1997 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.   Net Earnings (Loss) per Common Share

     Net earnings (loss) per common share is computed based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding for the applicable period.

     Net earnings for First Quarter 1997 included a gain of approximately $8,000, net of income taxes, pertaining to the settlement of outstanding litigation and claims relating to Apex One, Inc. ("Apex"). See Note 8. Earnings per share for First Quarter 1997 of $0.71 include $0.45 pertaining to these litigation settlements.

3.   Inventories

     Inventories are summarized as follows:


                                            December 28, 1996     March 29, 1997
                                            -----------------     --------------
     Retail merchandise....................      $  6,298            $  6,610
     Finished products.....................        73,887              64,336
     Work in process.......................         3,320               4,070
     Raw materials.........................         3,294               3,274
                                                 --------            --------
                                                 $ 86,799            $ 78,290
                                                 ========            ========

4.   Debt

     As more fully described in Note 9 to the Consolidated Financial Statements for the year ended December 28, 1996 included within the Company's annual report on Form 10-K, the Company maintains a $161,490 secured credit facility (comprising an "A Facility" for $135,000 and a "B Facility" for $26,490) (the "Credit Facility") with a group of participating lenders (the "Banks"). The amount of credit available to the Company under the A Facility at any time is determined by reference to the Company's borrowing base set forth in the Credit Facility, consisting primarily of domestic accounts receivable and inventory.
In addition, in conjunction with certain amendments to the Credit Facility in November 1995 and February 1996, the borrowing base was increased by an additional $25,000 under the A Facility, provided a standby letter of credit is issued for the benefit of the Banks. Apollo Investment Fund, LP ("Apollo"), which together with its affiliates, is the beneficial owner of approximately 65.1% of the Company's outstanding common stock as of March 29, 1997, caused a standby letter of credit (the "Collateral Letter of Credit") to be provided to the Banks in the amount of $25,000. This additional $25,000 of availability to the Company under the A Facility will expire on June 30, 1997.

     During November 1996, the Credit Facility was amended in order to provide seasonal borrowing ("Seasonal Accommodation") by Converse under the A Facility above those supported by its defined borrowing base and Collateral Letter of Credit in an amount up to $10,000. Effective March 31, 1997, the Credit Facility was amended whereby the Seasonal Accommodation was increased to $15,000, expiring October 15, 1997. In addition, the commitment of the Banks under the A Facility was increased from $135,000 to $150,000.

     As further described herein, the Credit Facility, Collateral Letter of Credit and Seasonal Accommodation expire during 1997. Accordingly, the total indebtedness outstanding pertaining to these debt instruments of $154,777 as of March 29, 1997 has been classified as current within the accompanying consolidated balance sheet.

     As of March 29, 1997, approximately $135,000 was available under the A Facility borrowing base, inclusive of availability as a result of the Collateral Letter of Credit and Seasonal Accommodation, for borrowing which may be used for revolving loans, letters of credit, foreign exchange contracts and acceptances. The aggregate of letters of credit, foreign exchange contracts and acceptances may not exceed $100,000 at any time; revolving loans are limited only by the facility's maximum availability less any amount outstanding for letters of credit, foreign exchange contracts or acceptances. As of March 29, 1997, utilization under the A Facility, inclusive of the Collateral Letter of Credit and Seasonal Accommodation, consisted of revolving loans of $93,741 and bankers acceptances of $34,546. In addition, outstanding letters of credit of $3,559 as of March 29, 1997 were reserved against the maximum available borrowing base.
As a result, $3,154 of the maximum available borrowing base remained unutilized as of March 29, 1997. As of March 29, 1997, the B Facility, which also expires on November 17, 1997, had loans outstanding of $26,490. The Company is not permitted further borrowings against the B Facility.

     Loans under the A Facility bear interest either at the Prime Lending Rate (as defined therein) plus a margin of 1.25%, or at Adjusted LIBOR (as defined therein) plus a margin of 2.5% per annum. The foregoing LIBOR margin may be reduced following Converse's achievement of improved ratios under certain financial tests specified in the Credit Facility. At March 29, 1997, revolving loans outstanding under the A Facility bore interest at 8.26%, based upon the weighted average of the Prime and Adjusted LIBOR rates, as defined. Loans under the B Facility bear interest at the Prime Lending Rate plus a margin of 4%, or at Adjusted LIBOR plus a margin of 5.5% per annum. At successive six-month terms of the loan, the rate of interest on loans outstanding under the B Facility automatically increases 0.5%. At March 29, 1997, loans outstanding under the B Facility were Adjusted LIBOR rate loans bearing interest at 11.24%.

     Subsidiaries of the Company maintain asset based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow the subsidiaries to borrow against varying percentages of eligible customer receivable balances based on pre-established credit lines, along with varying percentages of inventory, as defined, at varying interest rates. As of March 29, 1997, total short-term borrowings outstanding under these financing arrangements totaled $16,366. The obligations are secured by a first priority lien on the respective European assets being financed. In addition, Converse Inc. has provided guarantees of these borrowings outstanding in certain of the European countries, as defined in such agreements.

     In conjunction with the Company's acquisition of 100% of the outstanding common stock of Apex, Converse issued promissory notes in the face amount of $11,000, discounted at a rate of 12% to $9,644. The notes bear interest at the rate of 8% per annum for the first three years and increase to 10% and 12% in 1998 and 1999, respectively. On December 28, 1996 $9,644 of these notes were outstanding. As of March 29, 1997, substantially all of the remaining notes have been delivered to the Company by the former owners of Apex in conjunction with the lawsuit settlement agreements. See Note 8.

5.   Loss on Investment in Unconsolidated Subsidiary

     As more fully described in Note 3 to the Consolidated Financial Statements for the year ended December 28, 1996 included within the Company's annual report on Form 10-K, on August 11, 1995 the Company ceased funding the operations of its unconsolidated subsidiary, Apex. At December 28, 1996, an accrual of $5,424 remained, which represented the Company's estimates of its liabilities relating to Apex. During the first quarter of 1997, this remaining accrual was reversed in conjunction with the Apex litigation settlements. See Note 8.

6.   Restructuring

     As more fully described in Note 4 to the consolidated financial statements for the year ended December 28, 1996 included within the Company's annual report on Form 10-K, during 1995 the Company recorded restructuring charges relating primarily to initiatives aimed at reducing future operating costs. The following table presents the restructuring reserves remaining at March 29, 1997:


                                    December 28,                                  March 29,
                                       1996         Charges/       Changes in        1997
                                     Balance        Write-offs      Estimates      Balance
                                     -------        ----------      ---------      -------

Contract termination costs....        $1,502           $  858             ---        $  644
Employee severance and
 related costs................         2,456              646             ---         1,810
Lease termination costs.......           564              ---            (564)          ---
                                       -----            -----            ----         -----
                                      $4,522           $1,504           $(564)       $2,454
                                       =====            =====            ====         =====

     During the first quarter of 1997, the Company re-opened the manufacturing facility located in Mission, Texas for cutting and limited production due to an unexpected increase in demand for athleisure products. Accordingly, the remaining lease termination restructuring reserve was reversed. The remaining liabilities represent fixed amounts to be paid out over the next two years.

7.   Commitments and Contingencies

     Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes that the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

8.   Apex Litigation and Claims Resolution

     As more fully described in Note 16 to the Consolidated Financial Statements for the year ended December 28, 1996 included within the Company's annual report on Form 10-K, during the first quarter of 1997, the Company settled substantially all claims with the former owners of Apex, as well as substantially all claims with former Apex creditors and the Apex bankruptcy estate. As a result of these settlements, the Company recorded a net pretax gain of $13,051 during the first quarter of 1997. As of April 1997, one former owner of Apex has not settled with Converse. Subsequent to December 28, 1996, the Supreme Court of the State of New York issued a judgment in favor of Converse and awarded damages against this former owner. This former owner of Apex continues to hold subordinated notes issued by Converse in the amount of $774. This amount is included within accrued expenses in the accompanying March 29, 1997 consolidated balance sheet, offset by a receivable of $774. As of March 29, 1997, there are no remaining material claims against Converse relating to its 1995 acquisition of Apex.

9.   Recently Issued Accounting Standards

     During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share excludes common stock equivalents from the EPS calculation, while diluted EPS is calculated consistent with the Company's primary earnings per share calculation. The Company will adopt the provisions of FAS 128 within the 1997 year-end consolidated financial statements. Basic and diluted earnings per share, as computed under FAS 128, would have been $0.74 and $0.71 per share, respectively, for the period ended March 29, 1997.

10.  Subsequent Event

     On April 30, 1997, the Company accepted a commitment letter of BT Commercial Corporation ("BTCC") to supply a new $150,000,000 revolving credit facility (the "New Credit Facility"), which will replace the Company's existing Credit Facility. The New Credit Facility will have a term of five years, will provide for borrowings and other credit accommodations in a manner similar to the A Facility under the Company's existing Credit Facility and will be secured by substantially the same assets. Borrowings will initially bear interest at the rates currently provided under the A Facility but will have provisions for reduction in the event the Company achieves certain financial ratios. See Note
4. The commitment letter is conditioned upon receipt by the Company of a specified amount from the sale of equity or subordinated debt securities and other customary matters.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended March 30, 1996 ("First Quarter 1996") and for the three months ended March 29, 1997 ("First Quarter 1997").


                                                          Three Months Ended
                                                          ------------------
                                            March 30, 1996       %         March 29, 1997       %
                                            --------------      ---        --------------      ---

Net sales .............................        $ 86,551        100.0          $135,969        100.0
Gross profit ..........................          21,617         25.0            42,160         31.0
Selling, general and administrative
 expenses .............................          26,306         30.4            36,765         27.0
Royalty income ........................           4,928          5.7             6,377          4.7
Earnings from operations ..............             239          0.3            12,336          9.1
Loss (credit) on investment in
 Unconsolidated subsidiary ............             ---          ---           (13,051)        (9.6)
Interest expense, net .................           3,837          4.4             2,679          2.0
Net earnings (loss) ...................          (3,260)        (3.8)           12,680          9.3
Earnings (loss) per share .............        $  (0.20)         ---          $   0.71          ---

Net Sales

     Net sales for First Quarter 1997 increased to $136.0 million from $86.6 million for First Quarter 1996, a 57.0% increase. The $49.4 million improvement in net sales was attributable to increases of 104.9%, 26.2%, 65.8%, and 61.3% for the First Quarter 1997 in the four core categories of basketball, athleisure, children's and cross training, respectively, as compared to First Quarter 1996.

     Net sales in the United States increased 105.3% to $89.3 million in First Quarter 1997 from $43.5 million for First Quarter 1996. Net sales increased 8.4% internationally to $46.7 million for First Quarter 1997 from $43.1 million for First Quarter 1996. First Quarter 1997 Pacific region net sales increased 61.0% from First Quarter 1996, partially offset by sales declines of 10.0% and 15.0% in Europe and Latin America, respectively.

Gross Profit

     Gross profit increased to $42.2 million for First Quarter 1997 from $21.6 million for First Quarter 1996, a 95.4% improvement. Volume increases accounted for the majority of the gross profit improvement over this period, with price increases, changes in product mix and a strong emphasis on future orders resulting in improved inventory controls contributing the difference. The Company's gross profit margin improved to 31% of net sales for First Quarter 1997 compared to 25% for First Quarter 1996.

Selling, General and Administrative Expense

     Selling, general and administrative expenses increased 39.9% to $36.8 million for First Quarter 1997 from $26.3 million for First Quarter 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 27.0% for First Quarter 1997 from 30.4% for the prior year period. This increase in selling, general and administrative expenses of $10.5 million was required to support the strong net sales growth and was primarily attributable to: (i) a 135.2% increase in United States advertising, (ii) a 31.0% increase in United States selling expenses to support a sales increase of approximately 105%, and (iii) a 22.7% increase in international sales and marketing expenditures.

Royalty Income

     Royalty income increased by 30.6% to $6.4 million in First Quarter 1997 from $4.9 million in First Quarter 1996. Strong global demand for Converse apparel accounted for the majority of this increase. As a percentage of net sales, royalty income was 4.7% in First Quarter 1997 compared to 5.7% in First Quarter 1996.

Earnings from Operations

     The Company recorded earnings from operations of $12.3 million for First Quarter 1997 as compared to $0.2 million for First Quarter 1996. The improvement in earnings from operations was mainly attributable to the factors discussed above. As a percentage of net sales, First Quarter 1997 earnings from operations was 9.1% as compared to 0.3% for First Quarter 1996.

Loss (Credit) on Investment in Unconsolidated Subsidiary

     In First Quarter 1997, Converse recorded a pretax gain totaling $13.1 million relating to the settlement of certain Apex-related obligations. See
Note 8 to the Consolidated Financial Statements of the Company included herein.

Interest Expense

     Interest expense for First Quarter 1997 decreased to $2.7 million from $3.8 million for First Quarter 1996, a 29% decline. The decrease is primarily attributable to the reversal of $1.4 million of interest payments made into escrow relating to the subordinated notes issued to the former owners of Apex. See Note 8 to the Consolidated Financial Statements of the Company included herein.

Net Earnings (Loss)

     Due to the business factors described above, the Company recorded net earnings of $12.7 million for the First Quarter 1997 compared to a net loss of $3.3 million for the First Quarter 1996. Net earnings for First Quarter 1997 included a gain of approximately $8,000, net of income taxes, pertaining to the settlement of outstanding litigation and claims relating to Apex and the Apex bankruptcy plan confirmation. See Note 8 to the Consolidated Financial Statements of the Company included herein.

Earnings (Loss) Per Share

     The Company recorded a net earnings per share of $0.71 for First Quarter 1997 compared to a $0.20 loss per share for First Quarter 1996. Earnings per share for First Quarter 1997 includes $0.45 pertaining to the Apex related settlements and bankruptcy plan confirmation referred to above.

Liquidity and Capital Resources

     As of March 29, 1997, the Company's working capital (net of cash) position increased to a deficit of $36.2 million from a deficit of $38.6 million at December 28, 1996. Accounts receivable increased $52.9 million as a result of significantly higher shipments in the First Quarter 1997. This increase was financed in large part by a decrease in inventories of $8.5 million and an increase in seasonal borrowings of $40.0 million.

     Total borrowings under the Company's Credit Facility and asset based financing arrangements increased to $171.2 million at March 29, 1997 from $131.2 million at December 28, 1996, primarily to fund the working capital requirements discussed above. See Note 4 to Consolidated Financial Statements of the Company included herein. The Company has accepted a commitment letter relating to replacement of its existing Credit Facility. See Part II, Item 5 herein.

     For First Quarter 1997 and First Quarter 1996 net cash required for operating activities was $41.4 million and $4.4 million, respectively. During these periods cash was predominantly used to fund the Company's working capital requirements. Net cash used by investing activities was $0.8 million and $1.4 million for First Quarter 1997 and First Quarter 1996, respectively. Cash invested was for additions to property, plant and equipment. Net cash provided by financing activities was $40.2 million and $5.3 million for First Quarter 1997 and First Quarter 1996, respectively. Cash provided by financing activities consisted almost entirely of net proceeds from the Company's seasonal borrowings.

     Subsequent to March 29, 1997 the Company accepted a commitment letter of BT Commercial Corporation ("BTCC") to supply a new $150 million revolving credit facility which will replace the existing Credit Facility. See Note 10 to the Consolidated Financial Statements of the Company included herein.

Backlog

     At the end of First Quarter 1997, the Company's global backlog was $220.1 million, compared to $149.3 million at the end of First Quarter 1996, an increase of 47.4%. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. Accordingly, a comparison of backlog as of two different dates is not necessarily meaningful.

Forward-looking statements

     Information contained in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negatives thereof or other variations thereon or comparable terminology, or by discussion of strategy. No assurance can be given that future results covered by the forward-looking statements will be achieved. The risk factors contained in the Company's annual report for the year ended December 28, 1996 constitute cautionary statements identifying important factors with respect to such forward-looking statements including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect any future events or occurrences.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         There have been no material changes from the information previously reported under Item 3 of the Company's annual report on Form 10-K for the fiscal year ended December 28, 1996.

Item 2.  Changes in Securities.

               Not Applicable

Item 3.  Defaults Upon Senior Securities.

               Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders.

               Not Applicable.

Item 5.  Other Information.

               On April 30, 1997, the Company accepted a commitment letter of BT Commercial Corporation ("BTCC") to supply a new $150,000,000 revolving credit facility (the "New Credit Facility"), which will replace the Company's existing Credit Facility. The New Credit Facility will have a term of five years, will provide for borrowings and other credit accommodations in a manner similar to the A Facility under the Company's existing Credit Facility and will be secured by substantially the same assets. Borrowings will initially bear interest at the rates currently provided under the A Facility but will have provisions for reduction in the event the Company achieves certain financial ratios. See Note 4 to the Consolidated Financial Statements of the Company included herein. The commitment letter is conditioned upon receipt by the Company of a specified amount from the sale of equity or subordinated debt securities and other customary matters.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits.  The following exhibits are contained in this report:

               10.1  Employment Agreement between Converse and Edward C.
                     Frederick

               10.2 Consultant's Agreement between Converse and Exeter Research, Inc.

               10.3 Letter reporting joint basketball promotion between Converse, Footlocker and Julius Erving.

               11.1  Statement Regarding Computation of Per Share Earnings.

               27    Financial Data Schedule

         (b)   Reports on Form 8-K.

               There were no reports on Form 8-K filed during the quarter ended March 29, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 5, 1997                               Converse Inc.

                                                  By:    /s/ Donald J. Camacho
                                                     ---------------------------
                                                     Donald J. Camacho
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------

10.1                                Employment Agreement between Converse and
                                    Edward C. Frederick

10.2                                Consultant's Agreement between Converse and
                                    Exeter Research, Inc.

10.3 Letter reporting joint basketball promotion between Converse, Footlocker and Julius Erving

11.1                                Statement Regarding Computation of Per Share
                                    Earnings

27                                  Financial Data Schedule