Form 10-K405/A
period 1996-12-28
CONVERSE INC
filed 1997-05-15
CIK 716934

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A-1

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this Form 10-K or any amendment to this Form 10-K. [X]

          As of March 14, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $122,791,453 based on the closing sales price of the registrant's Common Stock as reported on the New York Stock Exchange as of such date ($20 5/8).

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

 THE 1996 REPOSITIONING

  . Establishing a New Management Team. In 1996, the Company recruited a new management team with proven experience in the athletic footwear and sporting goods industries. The Company appointed Glenn N. Rupp as Chairman and Chief Executive Officer and James E. Solomon as Senior Vice President, Marketing and also engaged Ned Frederick to oversee product development. Previously, Mr. Rupp was at Wilson Sporting Goods Co. for eight years and served as President from 1985 to 1991, and Chief Executive Officer from 1987 to 1991. From 1985 to 1991, net sales at Wilson more than doubled and operating performance significantly improved. Mr. Solomon had previously been President and Chief Operating Officer of Dansk International and, prior to holding that position, had significant experience in the athletic footwear industry with companies such as Avia and New Balance. Dr. Frederick has previously held senior product design and development positions at Nike and adidas. The Company believes that the strategies executed by the new management team have contributed significantly to the recent improvement in the Company's performance.

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

  Management believes that the domestic branded retail market for basketball footwear was approximately $2.3 billion in 1996. The Company's basketball footwear sells in the U.S. at suggested retail prices ranging from $45.00 to $85.00 through an extensive network of athletic specialty, sporting goods, department and shoe stores. While the target consumers for Converse basketball shoes are males and females ages 12 to 24, the Company's basketball shoes appeal to a broad group of consumers.


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

  Management believes that the domestic branded retail market for children's footwear was approximately $2.0 billion in 1996. The Company's children's footwear is generally sold in the U.S. at suggested retail prices ranging from $22 to $60 through athletic specialty, children's bootery, sporting goods and department stores.

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

  Management believes that the domestic branded retail market for cross training footwear was approximately $1.7 billion in 1996. In addition, cross training is estimated by Converse to be a larger worldwide category than basketball. The Company's cross training footwear sells in the U.S. at suggested retail prices ranging from $50.00 to $75.00 through an extensive network of athletic specialty, sporting goods, department and shoe stores. The Company's Spring 1997 cross training footwear offerings include the One Star 2000 and the Fit Star.

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

RESEARCH AND DEVELOPMENT

  Converse is a leading innovator of new footwear technologies, an important factor in increasing sales to the Company's target customers. The Company spent $7.8 million, $8.6 million and $8.5 million on research and development in 1994, 1995 and 1996, respectively. Converse's state of the art biomechanics laboratory, located in a leased facility near the Company's headquarters, continually conducts research on new performance-enhancing technologies. The Company's biomechanical engineers are also involved in the design stages of athletic footwear to help develop new technologies and attributes to improve the function of shoes for specific sports. The Company maintains a full set of production equipment at its North Reading headquarters to develop prototypes, and to ensure that new products can be manufactured efficiently to Converse's specifications. In addition, Converse maintains a chemistry laboratory that develops and tests midsole and outsole compounds, adhesives and fabrics for use in its products.

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

INTERNATIONAL SALES AND CURRENCY EXCHANGE

   International sales accounted for approximately 32%, 49% and 44% of Converse's net sales in 1994, 1995 and 1996, respectively. Because a significant portion of Converse's international sales, particularly those in the Pacific region, are made through international distributors, Converse's future operating results will depend, in part, on the relationships with these companies. Additionally, Converse's international sales may be affected by changes in demand resulting from fluctuations in currency exchange rates. All foreign distributor agreements are denominated in U.S. dollars. As of the date of this report, all international sales are denominated in U.S. dollars, and an increase in the value of the U.S. dollar relative to foreign currencies could make Converse products less competitive in those markets. Converse does not currently engage in the use of currency hedges or any other derivative products in foreign currency exchange transactions, although it may engage in such activity in the future. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable. In addition, the laws of certain countries do not protect Converse's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have an adverse effect on Converse's future international sales and, consequently, on Converse's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Sales and Distribution-- International."


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

  The Company has not paid any dividends on its Common Stock during the periods indicated and does not anticipate paying any dividends on its Common Stock in the foreseeable future. In addition, the Credit Facility will restrict the payment of dividends. Any future payment of dividends will depend upon the financial condition, capital requirements, earnings and loan covenant restrictions of Converse, as well as upon other factors that the Board of Directors may deem relevant.

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

  Converse is a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children. The Company is also a global licensor of sports apparel, accessories and selected footwear. According to independently compiled statistics, the Company is the seventh largest manufacturer of branded athletic footwear based on 1996 U.S., international and licensed wholesale sales. Based on independent market research, Converse was also ranked as one of the top four U.S. basketball footwear brands in 1996 and the fourth largest brand in the Children's footwear category. Although there are no independently prepared data available for athleisure footwear, based on the Company's review of the published results of its principal competitors in this category, the Company believes that is one of the largest sellers of athleisure footwear and the only seller of athleisure footwear with significant manufacturing facilities in the United States. The Company's products are distributed in over 90 countries to approximately 9,000 customers, which include athletic specialty, sporting goods, department and shoe stores, as well as to 37 Company-operated retail outlet stores. The primary costs and expenses of the Company result from the following: athletic products sourced from various Far East manufacturers, employee salaries and fringe benefits, advertising and promotion expenses and the purchase of raw materials used in the Company's manufacturing process.

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

COMPARISON OF FISCAL 1996 AND FISCAL 1995

  The following table sets forth certain items related to operations and such items as a percentage of net sales for Fiscal 1996 and Fiscal 1995:

                                           FISCAL YEAR ENDED
                          --------------------------------------------------------------
                          DECEMBER 30, 1995     %         DECEMBER 28, 1996     %
                          ------------------------------  ------------------------------
                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...............      $     407,483        100.0      $     349,335        100.0
Gross profit............            113,535         27.9             86,237         24.7
Selling, general and ad-
 ministrative expenses..            146,332         35.9            114,888         32.9
Royalty income..........             17,257          4.2             27,638          7.9
Restructuring expenses
 (credit)...............             14,182          3.5             (1,177)        (0.3)
Earnings (loss) from op-
 erations...............            (29,722)        (7.3)               164          0.0
Loss/(credit) on invest-
 ment in unconsolidated
 subsidiary.............             52,160         12.8             (1,362)        (0.4)
Interest expense........             14,043          3.4             17,776          5.1
Income tax expense (ben-
 efit)..................            (28,144)        (6.9)            (4,134)        (1.2)
Net earnings (loss).....            (71,747)       (17.6)           (18,435)        (5.3)
Earnings (loss) per
 share..................      $       (4.30)                  $       (1.10)

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

  As a result of its decision to focus on its four core product categories, during 1996, the Company discontinued manufacturing footwear in the football, baseball, tennis, running, walking and outdoor categories (the "Non-Core Categories"). Net sales of the discontinued Non-Core Categories decreased to $2.8 million in Fiscal 1996 from $13.0 million in Fiscal 1995.

 Gross Profit

  Gross profit decreased to $86.2 million for Fiscal 1996 from $113.5 million for Fiscal 1995, a 24.0% decline. The Company's gross profit margin decreased to 24.7% for Fiscal 1996, as compared to 27.9% for the prior year. Weak sell-throughs of certain products, manufacturing losses relating to production declines and operating inefficiencies, the sell off of discontinued categories and increased air freight costs all contributed to the decline in gross profit. Gross profit on the discontinued Non-Core Categories decreased to a loss of $1.0 million in fiscal 1996 from a profit of $1.2 million in Fiscal 1995.

 Selling, General and Administrative Expense

  Selling, general and administrative expenses, which are primarily comprised of advertising, promotion and selling expenses in addition to employee salaries and benefits and other overhead costs, decreased to $114.9 million for Fiscal 1996 from $146.3 million for Fiscal 1995, a 21.5% decline. The decrease in selling, general and administrative expenses of $31.4 million is a result of the expense reduction plan announced by the Company in November 1995 and was primarily attributable to: (i) a reduction in sports marketing spending as a result of refocused endorsement efforts; (ii) a decrease in worldwide advertising expenses; and (iii) a reduction in salary and benefit expenses related to a streamlining of the Company's operations. As a percentage of net sales, selling, general and administrative expenses decreased to 32.9% for Fiscal 1996 from 35.9% for the prior year. As a result of the discontinuation of the Non-Core Categories, selling, general and administative expenses directly related to the discontinued categories decreased to $0.8 million in Fiscal 1996 from $5.0 million in Fiscal 1995.

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

 Loss (Credit) on Investment in Unconsolidated Subsidiary

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

  Mr. Barr was elected a director of Converse on December 15, 1994. From October 1990 until his retirement in October 1996, Mr. Barr served as an Executive Vice President of Time Inc. Prior to 1990 Mr. Barr was the publisher of Sports Illustrated from 1985 to 1990 and Vice President of Time Inc. from 1987 to 1990. Mr. Barr was an employee of Time Inc. for 39 years.

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

  Mr. Gross has been a director of Converse since 1992. Mr. Gross is one of the founding principals of Apollo Advisors and Lion Advisors and has served as an officer of Apollo Capital and Lion Capital since 1990. Mr. Gross is a director of Florsheim Group Inc., Furniture Brands International, Inc., Proffitt's Inc. and Urohealth, Inc.

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

  Mr. Rothstein has served as Senior Vice President, Production since January 1996. Previously, Mr. Rothstein was Senior Vice President Sourcing from 1992 to 1996, Senior Vice President of Materials Management and Manufacturing from 1991 to 1992 and Vice President of Materials Management from 1988 to 1991. Before joining Converse, Mr. Rothstein held several senior management positions with Reebok International Ltd. from 1985 to 1988, Morse Shoe Inc. from 1973 to 1985, BGS Shoe Corporation from 1969 to 1972 and Signet from 1964 to 1969.

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

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Reading, Massachusetts on May 15, 1997.

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

                         CONVERSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                            FISCAL YEAR ENDED
                          -----------------------------------------------------
                          DECEMBER 31, 1994 DECEMBER 30, 1995 DECEMBER 28, 1996
                          ----------------- ----------------- -----------------
Cash flows from
 operating activities:
  Net earnings (loss)...      $ 17,596          $(71,747)         $(18,435)
  Adjustments to
   reconcile net
   earnings (loss) to
   net cash provided by
   (required for)
   operating activities:
  Loss on investment in
   unconsolidated
   subsidiary, less cash
   payments of $28,763
   in Fiscal 1995 and
   $3,439 in Fiscal
   1996.................           --             23,397            (4,801)
  Provision for
   restructuring
   actions, less cash
   payments of $1,230 in
   Fiscal 1995 and
   $5,316 in Fiscal
   1996.................           --             12,952            (6,493)
  Depreciation of
   property, plant and
   equipment............         1,493             2,744             3,100
  Amortization of
   intangible assets....           148               471               539
  Amortization of
   current assets in
   excess of
   reorganization
   value................        (2,077)           (2,078)           (2,078)
  Deferred income
   taxes................           326           (18,551)           (5,614)
Changes in assets and
 liabilities:
  Receivables...........        (6,438)            7,940              (759)
  Inventories...........       (15,644)           18,546            (5,844)
  Refundable income
   taxes................           --            (11,377)           10,795
  Prepaid expenses and
   other current
   assets...............        (5,453)            1,627                64
  Accounts payable and
   accrued expenses.....          (718)              912            16,889
  Income taxes payable..          (747)              223             1,612
  Other long-term assets
   and liabilities......            10              (966)            3,009
                              --------          --------          --------
    Net cash required
     for operating
     activities.........       (11,504)          (35,907)           (8,016)
                              --------          --------          --------
Cash flows from
 investing activities:
  Proceeds from disposal
   of assets............             6               --              5,101
  Additions to property,
   plant and equipment..        (8,520)           (5,760)           (5,305)
                              --------          --------          --------
    Net cash used by
     investing
     activities.........        (8,514)           (5,760)             (204)
                              --------          --------          --------
Cash flows from
 financing activities:
  Net proceeds from
   short-term debt......         5,813             7,861               231
  Net proceeds from
   the A Facility.......        37,087            32,417            19,963
  Proceeds from (payments
   on) the B Facility...        40,000               --            (11,702)
  Payments made in con-
   junction with the
   Distribution.........       (70,313)              --                --
  Net proceeds from
   exercise of stock
   options..............           --                --              2,385
  Net capital contri-
   bution from Furniture
   Brands...............         9,072               --                --
                              --------          --------          --------
    Net cash provided by
     financing
     activities.........        21,659            40,278            10,877
                              --------          --------          --------
Effect of foreign
 currency rate
 fluctuations on cash
 and cash equivalents...           --               (865)              513
                              --------          --------          --------
Net increase (decrease)
 in cash and cash
 equivalents............         1,641            (2,254)            3,170
Cash and cash
 equivalents at
 beginning of period....         3,351             4,992             2,738
                              --------          --------          --------
Cash and cash
 equivalents at end of
 period.................      $  4,992          $  2,738          $  5,908
                              ========          ========          ========
Supplemental
 disclosures:
  Cash payments for
   (refunds of) income
   taxes, net...........      $ 10,469          $  5,081          $(10,150)
                              ========          ========          ========
  Cash payments for
   interest.............      $  7,282          $ 12,276          $ 13,283
                              ========          ========          ========
Non cash activities:
Contributions from
 Furniture Brands in the
 form of property, plant
 and equipment..........      $  6,425          $    --           $    --
                              ========          ========          ========
Issuance of notes for
 Apex acquisition.......      $    --           $  9,644          $    --
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

 Revenue Recognition

  Revenue from the sale of product is recognized at the time of shipment. Royalty income represents revenue from licensed products arising from domestic and foreign licensees who manufacture or source sports apparel, accessories and selected Converse-approved footwear using Converse trademarks and trade names. Royalty income is recognized by Converse upon the shipment of product by the licensees to the ultimate customer.

 Advertising

  Advertising production costs are expensed the first time an advertisement is run. Media placement costs, which include television, radio and print advertising, as well as co-operative advertising costs, are expensed as incurred. Total advertising costs included within prepaid expenses and other current assets were $914 and $934 as of December 30, 1995 and December 28, 1996, respectively.

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
                                        ========  ========  ========  ========

                                                                    Exhibit 23.1

                         INDEPENDENT AUDITORS' CONSENT
                         -----------------------------


The Board of Directors
Converse Inc.:

We consent to the incorporation by reference in the Registration Statements (Nos: 33-87806 and 333-13269) on Form S-8 of Converse Inc. of our report dated February 15, 1995, relating to the consolidated statements of operations, cash flows and stockholders' equity (deficiency) of Converse Inc. and subsidiaries for the year ended December 31, 1994, which report appears in the December 28, 1996 annual report on Form 10-K/A of Converse Inc.



                                                /s/ KPMG PEAT MARWICK LLP

                                                KPMG Peat Marwick LLP


Boston, Massachusetts
May 15, 1997

                                                                    Exhibit 23.2

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-87806 and 333-13269) of Converse Inc. of our report dated February 19, 1997, except as to Note 16, which is as of March 14, 1997, appearing in Converse Inc.'s December 28, 1996 Annual Report on Form 10-K/A-1. We also consent to the application of such report to the Financial Statement Schedule for the two years ended December 28, 1996 when such schedule is read in conjunction with the financial statements referred to in our report. The audits referred to in such report also included this Financial Statement Schedule.


/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP


Boston, Massachusetts

May 15, 1997

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