Form 10-Q
period 1997-06-28
CONVERSE INC
filed 1997-08-07
CIK 716934

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the quarterly period ended June 28, 1997

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


   As of June 28, 1997, 17,274,706 shares of common stock were outstanding.

                               TABLE OF CONTENTS

                                                                           PAGE
PART I:  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 A. Condensed Consolidated Balance Sheet                     1
                 B. Condensed Consolidated Statement of Operations           2
                 C. Condensed Consolidated Statement of Cash Flows           3
                 D. Notes to Condensed Consolidated Financial Statements     4

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               8

PART II:OTHER INFORMATION

         Item     1.  Legal Proceedings                                     16
         Item     2.  Changes in Securities                                 16
         Item     3.  Defaults Upon Senior Securities                       16
         Item     4.  Submission of Matters to a Vote of Security Holders   16
         Item     5.  Other Information                                     17
         Item     6.  Exhibits and Reports on Form 8-K                      17

     SIGNATURE                                                              18

                        PART I  -  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         CONVERSE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                December 28,1996   June 28, 1997
                                                                ----------------   --------------
Assets
------
Current assets:
     Cash and cash equivalents...............................       $  5,908        $  4,136
     Restricted cash.........................................          1,354             ---
     Receivables, less allowances of
       $1,994 and $2,513, respectively.......................         61,546          95,445
     Inventories (Note 3)....................................         86,799          98,406
     Refundable income taxes.................................            582             582
     Prepaid expense and other current assets................         20,383          16,421
                                                                    --------        --------
         Total current assets................................        176,572         214,990
Net property, plant and equipment............................         17,849          19,002
Other assets.................................................         28,182          32,067
                                                                    --------        --------
                                                                    $222,603        $266,059
                                                                    ========        ========

Liabilities and Stockholders' Equity (Deficiency)
------------------------------------------------
Current liabilities:
     Short-term debt (Note 4)................................       $ 13,421        $ 13,955
     Current maturities of long-term  debt (Note 4)..........        117,765          82,424
     Accounts payable........................................         49,503          57,573
     Accrued expenses........................................         25,124          15,957
     Income taxes payable....................................          3,407           4,040
                                                                    --------        --------
         Total current liabilities...........................        209,220         173,949
Long-term debt, less current maturities (Note 4).............          9,644          80,000
Current assets in excess of reorganization value.............         32,376          31,337
Deferred post-retirement benefits other than pensions........         10,231          10,192

Stockholders' equity (deficiency):
   Common stock, $1.00 stated value, 50,000,000 shares
     authorized, 17,213,157 and 17,274,706 shares issued and
     outstanding at December 28, 1996 and June 28, 1997,
     respectively............................................         17,213          17,275
   Preferred stock, no par value, 10,000,000 shares
     authorized none issued and outstanding..................            ---             ---
   Additional paid-in capital................................          5,392           2,149
   Retained earnings (deficit)...............................        (60,265)        (47,581)
   Foreign currency translation adjustment...................         (1,208)         (1,262)
                                                                    --------        --------
        Total stockholders' equity  (deficiency).............        (38,868)        (29,419)
                                                                    --------        --------
                                                                    $222,603        $266,059
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

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                 Three Months Ended               Six Months Ended
                                          ---------------------------------------------------------------
                                           June 29, 1996   June 28, 1997    June 29, 1996   June 28, 1997
                                           --------------  --------------  --------------  --------------

Net sales................................      $ 79,907        $103,325        $166,458        $239,293
Cost of sales............................        57,020          72,439         121,954         166,248
                                               --------        --------        --------        --------
Gross profit.............................        22,887          30,886          44,504          73,045
Selling, general and administrative
 expenses................................        29,129          30,489          55,435          67,252
Royalty income...........................         6,317           5,009          11,245          11,386
Restructuring expense (credit) (Note 5)..        (2,209)            ---          (2,209)           (563)
                                               --------        --------        --------        --------
Earnings from operations.................         2,284           5,406           2,523          17,742
Loss (credit) on investment in
  unconsolidated subsidiary (Note 7).....           515             ---             515         (13,051)
Interest expense, net....................         4,256           3,875           8,093           6,554
Other (income ) expense, net.............           621             204           1,497           2,294
                                               --------        --------        --------        --------
Earnings (loss) from continuing
 operations before income tax............        (3,108)          1,327          (7,582)         21,945
Income tax expense (benefit).............           635             511            (580)          8,449
                                               --------        --------        --------        --------
Net earnings (loss) from continuing
 operations..............................        (3,743)            816          (7,002)         13,496
Extraordinary loss net of tax of $508
 - write-off of deferred financing fees..           ---             812             ---             812
                                               --------        --------        --------        --------
Net earnings (loss)......................      $ (3,743)       $      4        $ (7,002)       $ 12,684
                                               ========        ========        ========        ========

Net earnings (loss) per  share:
    Continuing operations................      $  (0.22)       $   0.05        $  (0.42)       $   0.76
    Extraordinary loss...................           ---           (0.05)            ---           (0.05)
                                               --------        --------        --------        --------
    Net earnings.........................      $  (0.22)       $   0.00        $  (0.42)       $   0.71
                                               ========        ========        ========        ========
Weighted average number of common
 shares (Note 2).........................        16,692          17,851          16,692          17,856
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

                         CONVERSE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                               -----------------------------------
                                                                                 June 29, 1996     June 28, 1997
                                                                                 -------------     -------------
Cash flows from operating activities:
   Net earnings (loss) ......................................................         $( 7,002)         $  12,684
   Adjustments to reconcile net earnings (loss) to net cash required for operating activities:
          Loss (credit) on investment in unconsolidated subsidiary...........               515          (20,633)
          Credit for restructuring actions ..................................          ( 2,209)          (   563)
          Extraordinary loss from write-off of deferred financing fees.......               ---             1,320
          Depreciation of property, plant and equipment......................             1,630             1,652
          Amortization of intangible assets..................................               222               234
          Amortization of current assets in excess of reorganization
            value ...........................................................          ( 1,039)          ( 1,039)
          Deferred taxes.....................................................          ( 3,337)             5,973
   Changes in assets and liabilities:
          Receivables........................................................          (11,797)          (33,899)
          Inventories........................................................          (15,306)          (11,607)
          Refundable income taxes ...........................................            11,377               ---
          Prepaid expenses and other current assets..........................             1,295          (   383)
          Accounts payable and accrued expenses..............................             9,250             6,927
          Income taxes payable...............................................               442               633
          Other long-term assets and liabilities.............................             1,393          ( 2,206)
                                                                                       --------          --------
              Net cash required for operating activities.....................          (14,566)          (40,907)
                                                                                       --------          --------
Cash flows from investing activities:
   Proceeds from disposal of assets..........................................             5,101               ---
   Additions to property, plant and equipment................................          ( 2,984)          ( 2,805)
                                                                                       --------          --------
              Net cash provided (used) by investing activities...............             2,117          ( 2,805)
                                                                                       --------          --------

Cash flows from financing activities:
   Net proceeds from exercise of stock options...............................              ----               347
   Net proceeds from short-term debt.........................................             5,815               534
   Net proceeds from (repayment of) old credit facility......................             7,927         (117,765)
   Net borrowings under new credit facility..................................               ---            82,424
   Net proceeds from bond issue..............................................               ---            76,400
                                                                                       --------          --------
              Net cash provided by financing activities......................            13,742            41,940
Net increase/(decrease) in cash and cash equivalents.........................             1,293          ( 1,772)
Cash and cash equivalents at beginning of period.............................             2,738             5,908
                                                                                       --------          --------
Cash and cash equivalents at end of period...................................          $  4,031          $  4,136
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

                         CONVERSE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


1.    Summary of Significant Accounting Policies

Basis of presentation:

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 28, 1996. The Company's consolidated results of operations for the three and six month periods ended June 28, 1997 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.    Net Earnings (Loss) per Common Share

      Net earnings (loss) per common share is computed based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding for the applicable period.

      Net earnings for First Half 1997 included a gain of approximately $8,000, net of income taxes, pertaining to the settlement of outstanding litigation and claims relating to Apex One, Inc. ("Apex"). See Note 7. Earnings per share from continuing operations of $0.76 for First Half 1997 includes $0.45 relating to the settlement of these claims.

3.    Inventories

      Inventories are summarized as follows:

                                              December 28, 1996   June 28, 1997
                                              -----------------   -------------
         Retail merchandise................        $  6,298          $  5,643
         Finished products.................          73,887            84,288
         Work in process ..................           3,320             4,688
         Raw materials.....................           3,294             3,787
                                                    -------           -------
                                                   $ 86,799          $ 98,406
                                                    =======           =======

4.    Debt

      In May 1997, the Company issued $80,000 of 7% Convertible Subordinated Notes due June 1, 2004 (the "Notes"). The Notes are subordinated to all existing and future Senior Indebtedness (as defined therein). The Notes are convertible at any time prior to maturity, unless previously redeemed, into common stock of the Company, at the option of the holder, at a conversion price of $21.83 per share, subject to adjustment in certain events. In addition, the Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000 at redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1, commencing on December 1, 1997. Proceeds from the Notes were used to repay indebtedness under the Company's then existing credit agreement (the
"Old Credit Facility").

      Simultaneously with the issuance of the Notes in May 1997, the Company entered into a new $150,000 secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the Old Credit Facility. In connection with the repayment of the Old Credit Facility, the Company wrote off deferred financing fees of $1,320. This write-off is presented as an extraordinary item on the statement of operations. In July 1997 BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. and Canadian accounts receivable and inventory. The aggregate of letters of credit, foreign exchange contracts and banker acceptances may not exceed $80,000 at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

      The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $82,424 are classified as current due to the Company's lockbox arrangement (whereby payments by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

      As of June 28, 1997 the Company's borrowing base was $138,510. Utilization under the Credit Facility amounted to $102,443 consisting of revolving loans of $58,098, banker acceptances of $24,326 and outstanding letters of credit of $20,019. Accordingly, $36,067 of the maximum available borrowing base remained unutilized as of June 28, 1997.

      Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. The foregoing LIBOR margin is subject to reduction based upon the Company achieving certain interest coverage ratios specified in the Credit Facility. At June 28, 1997 revolving loans outstanding under the Credit Facility bore interest of 8.71% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate, as defined. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. and Canadian assets. The Credit Facility contains customary affirmative and negative covenants, including one financial covenant with respect to an interest coverage ratio that become effective for the quarter ended September 27, 1997.

      Subsidiaries of the Company maintain asset-based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. As of June 28, 1997, total short-term borrowings outstanding under these financing arrangements totaled $13,955. These obligations are secured by first priority liens on the respective foreign assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

5.    Restructuring

      As more fully described in Note 4 to the consolidated financial statements for the year ended December 28, 1996 included within the Company's annual report on Form 10-K, during 1995 the Company recorded restructuring charges relating primarily to initiatives aimed at reducing future operating costs. The following table presents the restructuring reserves remaining at June 28, 1997:

                                                   December 28,                                                            June 28,
                                                      1996                    Charges/               Changes in              1997
                                                     Balance                 Write-offs               Estimates            Balance
                                                     -------                 ----------               ---------            -------
Contract termination costs.................           $ 1,502                   $  810                     ---              $  692
Employee severance and
    related costs..........................             2,456                      957                     ---               1,499
Lease termination costs....................               564                      ---                   (564)                 ---
                                                        -----                    -----                  -----                -----
                                                      $ 4,522                   $1,767                $  (564)              $2,191
                                                        =====                    =====                   =====               =====

      During the first quarter of 1997, the Company re-opened the manufacturing facility located in Mission, Texas for cutting and limited production due to an unexpected increase in demand for athletic original products. Accordingly, the remaining lease termination restructuring reserve was reversed. The remaining liabilities represent fixed amounts to be paid out over the next two years.

6.    Commitments and Contingencies

      Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes that the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

7.    Apex Litigation and Claims Resolution

      As more fully described in Note 16 to the Consolidated Financial Statements for the year ended December 28, 1996 included within the Company's annual report on Form 10-K, during the first quarter of 1997, the Company settled substantially all claims with the former owners of Apex, as well as substantially all claims with former Apex creditors and the Apex bankruptcy estate. As a result of these settlements, the Company recorded a net pretax gain of $13,051 during the first quarter of 1997. During Second quarter of 1997, the Company received a cash payment of $753 in settlement of its claim with the one remaining former owner of Apex. This former owner of Apex continues to hold subordinated notes issued by Converse in the amount of $774. This amount is included within accrued expenses in the accompanying June 28, 1997 consolidated balance sheet. As of June 28, 1997, there are no remaining material claims against Converse relating to its 1995 acquisition of Apex.

      As more fully described in Note 3 to the Consolidated Financial Statements for the year ended December 28, 1996 included within the Company's annual report on Form 10-K, on December 28, 1996, an accrual of $5,424, which represented the Company's estimates of its liabilities relating to Apex, remained on the Company's financial statements. During the first quarter of 1997, this remaining accrual was reversed in conjunction with the Apex litigation settlements.

8.    Recently Issued Accounting Standards

      During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share excludes common stock equivalents from the EPS calculation, while diluted EPS is calculated consistent with the Company's primary earnings per share calculation. The Company will adopt the provisions of FAS 128 within the 1997 year-end consolidated financial statements. Basic and diluted earnings per share, as computed under FAS 128, would have been $0.00 and $0.00 per share, respectively, for the three months ended June 28, 1997, and $0.74 and $0.70 for First Half 1997.

      In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130) and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. FAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. Both are effective for the Company for fiscal 1998 and the Company is reviewing the impact on the consolidated financial statements of Converse Inc.

ITEM 2:

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended June 28, 1997 to June 29, 1996

      The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended June 29, 1996 ("Second Quarter 1996") and for the three months ended June 28, 1997 ("Second Quarter 1997").

                                                                                     Three Months Ended
                                                          ------------------------------------------------------------------
                                                            June 29, 1996           %             June 28, 1997         %
                                                            -------------          ---            -------------        ---
   Net sales ........................................      $     79,907            100.0          $   103,325         100.0
   Gross profit......................................            22,887             28.6               30,886          29.9
   Selling, general and administrative
     expenses .......................................            29,129             36.5               30,489          29.5
   Royalty income ...................................             6,317              7.9                5,009           4.8
   Earnings from operations .........................             2,284              2.9                5,406           5.2
   Loss (credit) on investment in
     unconsolidated subsidiary ......................               515              0.6                  ---           ---
   Interest expense, net ............................             4,256              5.3                3,875           3.8
   Earnings (loss) from continuing
     operations before income tax....................            (3,108)            (3.9)               1,327           1.3
   Net earnings (loss) from
     continuing operations...........................      $     (3,743)            (4.7)         $       816           0.8
   Net earnings (loss) per share from
     continuing operations...........................      $      (0.22)                          $      0.05
   Extraordinary loss, net of tax....................               ---              ---          $       812           0.8
   Net earnings (loss)...............................      $     (3,743)            (4.7)         $         4           ---
   Net earnings (loss) per share.....................      $      (0.22)                          $      0.00

      Net Sales

      Net sales for Second Quarter 1997 increased to $103.3 million from $79.9 million for Second Quarter 1996, a 29.3% improvement. This $23.4 million increase in net sales was attributable to increases of 107.4% in the basketball category and 19.6% in the athletic originals (formerly athleisure) category compared to Second Quarter 1996. These improvements were partially offset by a $1.3 million decline in the cross training category, while the children's category remained flat as compared to the prior year period.

      Second Quarter 1997 net sales in the United States increased 42.9% to $68.0 million from $47.6 million for Second Quarter 1996. International net sales increased 9.3% to $35.3 million for Second Quarter 1997 from $32.3 million for Second Quarter 1996. Pacific region net sales increased 199.8%, while Europe and Latin America recorded sales declines of 24.4% and 21.0%, respectively, as compared to the prior year period.

      Gross Profit

      Gross profit increased to $30.9 million for Second Quarter 1997 from $22.9 million for Second Quarter 1996, a 34.9% improvement. Higher volumes and gross profit margins accounted for the majority of the improvements over this period with emphasis on future orders and strong inventory controls contributing the difference. The Company's gross profit margin improved to 29.9% of net sales for Second Quarter 1997 compared to 28.6% for Second Quarter 1996. Although gross profit increased during Second Quarter 1997, it was negatively impacted by $1.3 million of foreign currency losses due to the strengthening of the U.S. dollar during this period.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses increased 4.8% to $30.5 million for Second Quarter 1997 from $29.1 million for Second Quarter 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 29.5% for Second Quarter 1997 from 36.5% for the prior year period. The increase of $1.4 million in expenses was attributable to: (i) a 20.4% increase in United States selling expenses required to support a 42.9% sales increase,
(ii) a 27.7% increase in international sales and marketing expenses, and (iii) a 32.9% increase in product development expenses partially offset by lower marketing costs.

      Royalty Income

      Royalty income decreased by 20.6% to $5.0 million in Second Quarter 1997 from $6.3 million in Second Quarter 1996. International royalty income, which currently represents approximately 80% of the Company's total royalty income, decreased 30.6% primarily as a result of lower royalties in the Pacific region, which declined 41.8% compared to the prior year period as a result of the Company's strategic decision to eliminate certain lower quality distribution channels, coupled with increased competition. Reduced demand for the Company's licensed products in Japan accounted for the majority of the decline. This decrease was partially offset by increases in the Latin America region of 139.8% and Europe, Middle East and Africa region of 23.2%. Domestic royalty income increased 98.8% compared to the prior year period due to higher demand for virtually all of the Company's licensed products. As a percentage of net sales, royalty income was 4.8% in Second Quarter 1997 compared to 7.9% in Second Quarter 1996. The Company expects that the trend of reduced royalties from the Pacific region will continue in the second half of 1997 and estimates that royalty income in the second half will be approximately $6 million below the $16.4 million experienced in the second half of 1996.

      Earnings from Operations

      The Company recorded earnings from operations of $5.4 million for Second Quarter 1997 as compared to $2.3 million for Second Quarter 1996, a 134.8% increase. As a percentage of net sales, Second Quarter 1997 earnings from operations were 5.2% as compared to 2.9% for Second Quarter 1996. The improvement in earnings from operations is attributable to higher sales, improved gross profit and lower selling, general and administrative expenses as a percentage of net sales partially offset by a decline in royalty income.

      Interest Expense

      Interest expense for Second Quarter 1997 decreased to $3.9 million from $4.3 million for Second Quarter 1996, a 9.3% decline. The decrease is primarily attributable to a reduction in credit facility amendment fees incurred in Second Quarter 1996. See Note 4 to the Consolidated Financial Statements of the Company included herein.

      Earnings (Loss) from Continuing Operations before Income Tax

      Earnings from continuing operations before income tax was $1.3 million for Second Quarter 1997 compared to a $3.1 million loss for Second Quarter 1996. Foreign currency losses due to the strengthening of the U.S. dollar negatively impacted earnings from continuing operations before income tax by $0.7 million in Second Quarter 1997. The Company expects that the strength of the U.S. dollar in the second half of 1997 will have a further negative impact of $2 million to $4 million in the period.

      Net Earnings (Loss) from Continuing Operations

      Due to the business factors described above, the Company recorded net earnings from continuing operations of $0.8 million for Second Quarter 1997 compared to a net loss from continuing operations of $3.7 million for Second Quarter 1996.

      Net Earnings (Loss) Per Share from Continuing Operations

      The Company recorded net earnings per share from continuing operations of $0.05 for Second Quarter 1997 compared to a $0.22 loss per share from continuing operations for Second Quarter 1996.

      Extraordinary Loss, Net of Tax

      The Company entered into a new $150 million secured credit agreement (the "Credit Facility") on May 21, 1997 that replaced its former credit agreement (the "Old Credit Facility"). In connection with repayment of the Old Credit Facility, the Company wrote off deferred financing fees of $1,320 relating to the Old Credit Facility which resulted in an extraordinary loss net of taxes of $812.

      Net Earnings (Loss) Per Share

     The Company recorded break-even earnings per share for Second Quarter 1997 compared to a $0.22 loss per share for Second Quarter 1996.

Comparison of six months ended June 28, 1997 to June 29, 1996

      The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the six months ended June 29, 1996 ("First Half 1996") and for the six months ended June 28, 1997 ("First Half 1997").



                                                                                      Six Months Ended
                                                      -----------------------------------------------------------------------------
                                                            June 29, 1996           %              June 28, 1997        %
                                                            -------------          ---             -------------       ---
   Net sales ........................................        $ 166,458           100.0              $ 239,293        100.0
   Gross profit......................................           44,504            26.7                 73,045         30.5
   Selling, general and administrative
     expenses .......................................           55,435            33.3                 67,252         28.1
   Royalty income ...................................           11,245             6.8                 11,386          4.8
   Earnings from operations .........................            2,523             1.5                 17,742          7.4
   Loss (credit) on investment in
     unconsolidated subsidiary ......................              515             0.3                (13,051)        (5.5)
   Interest expense, net ............................            8,093             4.9                  6,554          2.7
   Earnings (loss) from continuing
     operations before income tax....................           (7,582)           (4.6)                21,945          9.2
   Net earnings (loss) from
     continuing operations...........................        $  (7,002)           (4.2)             $  13,496          5.6
   Net earnings (loss) per share from
     continuing operations ..........................        $   (0.42)                             $    0.76
   Extraordinary loss, net of tax ...................              ---             ---              $     812          0.3
   Net earnings (loss) ..............................        $  (7,002)           (4.2)             $  12,684          5.3
   Net earnings (loss) per share.....................        $   (0.42)                             $    0.71

      Net Sales

      Net sales for First Half 1997 increased 43.7% to $239.3 million from $166.5 million for First Half 1996. Compared to the prior year period, the $72.8 million improvement in net sales was attributable to increases of 105.7%, 23.0%, 26.3%, and 31.7% in the core categories of basketball, athletic originals, children's and cross training, respectively.

      Net sales in the United States for First Half 1997 increased 72.9% to $157.5 million from $91.1 million for First Half 1996. International net sales increased 8.5% to $81.8 million from $75.4 million over the prior year period. Pacific region net sales increased 100.7%, while sales in Europe and Latin America declined 16.9% and 18.1% respectively.

      Gross Profit

      Gross profit increased 64.0% to $73.0 million for First Half 1997 from $44.5 million for First Half 1996. Higher volumes and increased gross profit margins accounted for the majority of the improvement with continued emphasis on future orders and improved inventory controls contributing the difference. The Company's gross profit margin improved to 30.5% of net sales compared to 26.7% for First Half 1996. Although gross profit increased during First Half 1997, it was negatively impacted by $1.8 million of foreign currency losses due to the strengthening of the U.S. dollar during this period.

      Selling, General and Administrative Expense

      Selling, general and administrative expenses increased 21.5% to $67.3 million for First Half 1997 from $55.4 million for First Half 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 28.1% for First Half 1997 from 33.3% for the prior year period. The increase in selling, general and administrative expenses of $11.9 million was attributable to: (i) an increase in the United States of 27.9% in selling expenses to support the 72.9% increase in sales; (ii) a 21.6% increase in marketing expenses; (iii) a 33.8% increase in product development and (iv) a 25.4% increase in international selling and marketing expenditures.

      Royalty Income

      Royalty income increased by 0.9% to $11.4 million for First Half 1997 from $11.3 million for First Half 1996. International royalty income, which currently represents approximately 80% of the Company's total royalty income, decreased 7.0%. The largest reduction was in the Pacific region, which declined 21.0% compared to the prior year period. Reduced demand for the Company's licensed products in Japan during Second Quarter 1997 accounted for the majority of the decline. As noted above, the Company anticipates that this trend will continue in the second half of 1997. The decrease in the Pacific region for First Half 1997 was offset by increases of 245.7% in the Latin America region and 45.7% in the Europe, Middle East and Africa region. Domestic royalty income increased 70.6% over the prior year period due to higher demand for virtually all of the Company's licensed products. As a percentage of net sales, royalty income was 4.8% for First Half 1997 compared to 6.8% for the prior year period.

      Earnings from Operations

      The Company recorded earnings from operations of $17.7 million for First Half 1997 as compared to $2.5 million for First Half 1996. As a percentage of net sales, earnings from operations were 7.4% for First Half 1997 as compared to 1.5% from the prior year period. The improvement in earnings from operations is attributable to higher sales, improved gross profit and lower selling, general and administrative expenses as a percentage of net sales partially offset by a decline in royalty income as a percentage of net sales.

      Loss (Credit) on Investment in Unconsolidated Subsidiary

      For First Half 1997, Converse recorded a pretax gain totaling $13.1 million relating to the settlement of certain obligations related to Apex One, Inc. ("Apex"). See Note 7 to the Consolidated Financial Statements of the Company included herein.

      Interest Expense

      Interest expense for First Half 1997 decreased to $6.6 million from $8.1 million for First Half 1996, a 18.5% decline. The decrease is primarily attributable to the reversal of $1.4 million of interest payments made into escrow relating to the subordinated notes issued to the former owners of Apex, issuance of $80 million of 7% Convertible Subordinated Notes due June 1, 2004 (the "Convertible Notes") on May 21, 1997 replacing other higher-interest indebtedness, and reduction in credit facility amendment fees incurred in Second Quarter 1996. See Liquidity and Capital Resources below and Note 4 to the Consolidated Financial Statements of the Company included herein.

      Earnings (Loss) from Continuing Operations before Income Tax

      Earnings from continuing operations before income tax was $21.9 million for First Half 1997 compared to a $7.6 million loss for First Half 1996. The First Half 1997 results were negatively impacted by $2.7 of foreign currency losses due to the strengthening of the U.S. dollar in the Company's international markets over that period. As noted above, the Company anticipates that the strength of the U.S. dollar will have a continuing negative effect in the second half of 1997.

      Net Earnings (Loss) from Continuing Operations

      Due to the business factors described above, the Company recorded net earnings from continuing operations of $13.5 million for First Half 1997 compared to a net loss from continuing operations of $7.0 million for First Half 1996. Net earnings from continuing operations included a gain of approximately $8.0 million, net of income taxes, pertaining to the settlement of outstanding litigation and claims relating to Apex and the Apex bankruptcy plan confirmation. See Note 7 to the Consolidated Financial Statements of the Company included herein.

      Net Earnings (Loss) Per Share from Continuing Operations

The Company recorded a net earnings per share from continuing operations of $0.76 for First Half 1997 compared to a $0.42 loss per share from continuing operations for First Half 1996. Earnings per share from continuing operations for First Half 1997 include $0.45 relating to the settlements of virtually all outstanding claims resulting from the Company's purchase of Apex.

      Extraordinary Loss, Net of Tax

      The Company entered into the new Credit Facility on May 21, 1997. In connection with repayment of the Old Credit Facility, the Company wrote off deferred financing fees of $1,320 relating to the Old Credit Facility which resulted in an extraordinary loss net of taxes of $812.

      Net Earnings (Loss) Per Share

      The Company recorded a net earnings per share of $0.71 for First Half 1997 compared to a $0.42 loss per share for First Half 1996. Earnings per share for First Half 1997 include $0.45 relating to the settlements of virtually all outstanding claims resulting from the Company's purchase of Apex.

      Liquidity and Capital Resources

      As of June 28, 1997, the Company's working capital (net of cash) position increased to $36.9 million from a deficit of $38.6 million at December 28, 1996. Accounts receivable increased $33.9 million as a result of significantly higher shipments during First Half 1997 versus the prior year. Also, inventories increased by $11.6 million as a result of the seasonal build up for shipments in the third quarter of 1997. Working capital requirements were funded in large part by cash provided by financing activities of $41.9 million for the First Half 1997.

      In May 1997 the Company issued $80.0 million of Convertible Notes and entered into the new Credit Facility. Proceeds from the Convertible Notes of $76.4 were used to repay indebtedness under the Company's Old Credit Facility. Total borrowings under the Credit Facility and asset based financing arrangements decreased to $96.4 million at June 28, 1997 from $131.2 million at December 28, 1996. See Note 4 to Consolidated Financial Statements of the Company included herein.

      For First Half 1997 and First Half 1996 net cash required for operating activities was $40.9 million and $14.6 million, respectively. During these periods cash was predominantly used to fund the Company's working capital requirements. Net cash used by investing activities was $2.8 million for First Half 1997 due to additions to property, plant and equipment. Net cash provided by investing activities was $2.1 million for First Half 1996 due to the sale of a non-operating distribution facility in South Carolina net of additions to property, plant and equipment. Net cash provided by financing activities was $41.9 million and $13.7 million for First Half 1997 and First Half 1996, respectively. Cash provided by financing activities for the First Half 1997 was generated primarily by the issuance of $80.0 million of Convertible Notes and $82.4 million of net borrowings on the Credit Facility offset by the repayment of $117.8 on the Old Credit Facility.

      Year 2000 Software Changes

      The Company recognizes the need and urgency of ensuring that it is not adversely impacted by a software failure arising from the so-called Year 2000 problem. A Company-wide task force has been established to review the situation and implement potential solutions. Major areas of potential business impact have been identified, and initial conversion efforts are underway. The Company presently anticipates having all internal systems completed by in-house staff prior to 1999. The Company is also in communication with suppliers, customers and others with which it does business to coordinate conversion efforts. The total cost of compliance is still being determined.

      Backlog

      At the end of Second Quarter 1997, the Company's global backlog was $190.9 million, compared to $126.2 million at the end of Second Quarter 1996, an increase of 51.3%. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. Accordingly, a comparison of backlog as of two different dates is not necessarily meaningful.

      Forward-looking statements

      Information contained in this Report may contain "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negatives thereof or other variations thereon or comparable terminology. No assurance can be given that future results covered by any forward-looking statements will be achieved. The risk factors contained in the Company's annual report on Form 10-K for the year ended December 28, 1996 constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors, such as failure to implement adequate solutions to the Year 2000 problem or high costs of implementation, could also cause actual results to vary materially from the future results covered in such forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect any future events or occurrences.

                           PART II. OTHER INFORMATION

Item 1.              Legal Proceedings.

                     There have been no material changes from the information previously reported under Item 3 of the Company's annual report on Form 10-K for the fiscal year ended December 28, 1996.

Item 2.              Changes In Securities

                               Not Applicable

Item 3.              Defaults Upon Senior Securities.

                               Not Applicable

Item 4.              Submission of Matters to a Vote of Security Holders.

           On June 18, 1997 the Company conducted its annual meeting of stockholders pursuant to due notice. A quorum being present either in person or by proxy, the stockholders voted on the following matters:

           1. To elect twelve directors to hold office until the next annual meeting and until their successors are elected and qualified.

           2. To ratify the selection of Price Waterhouse LLP as the Company's independent auditors for the next fiscal year.

           No other matters were voted upon. The votes cast were as follows:

          1. Election of Directors. The following directors were elected to the Company's Board:

                                      Number of voted cast       Number of votes
       Name of Director                       FOR                   WITHHELD
       ----------------                       ---                   --------
Donald J. Barr                             16,842,236                63,172
Leon D. Black                              16,843,172                62,236
Julius W. Erving                           16,841,087                64,321
Robert H. Falk                             16,841,501                63,907
Gilbert Ford                               16,839,396                66,012
Michael S. Gross                           16,450,925               454,483
John J. Hannan                             16,841,514                63,894
Joshua J. Harris                           16,450,875               454,533
John H. Kissick                            16,841,414                63,994
Richard B. Loynd                           15,739,379             1,166,029
Glenn N. Rupp                              16,843,581                61,827
Michael D. Weiner                          16,840,497                64,911


          2. Ratification of selection of Price Waterhouse LLP as the Company's independent auditors.

                                 FOR            AGAINST         ABSTAIN
                                 ---            -------         -------
                              16,847,027         22,795          35,586

Item 5.              Other Information.

                               Not Applicable.

Item 6.              Exhibits and Reports on Form 8-K

                     (a) Exhibits. The following exhibits are contained in this report:

                          4 Indenture dated as of May 21, 1997 between Converse Inc. and First Union National Bank, as Trustee, relating to Converse Inc. 7% Convertible Subordinated Notes due 2004 in the principal amount of $80,000,000, including the form of Note.
                          10.1 Credit Agreement dated May 21, 1997 between Converse Inc. and BT Commercial Corporation, as agent, and the financial institutions party thereto.
                          10.2 Amendment No. 1 to Credit Agreement dated June 26, 1997 between Converse Inc. and BT Commercial Corporation, as agent, and the financial institutions party thereto.

                          10.3  Asset Purchase Agreement dated June 1, 1997
                                between Converse Inc. and Exeter Research, Inc.
                          11.1  Regarding Computation of Per Share Earnings.
                          27    Financial  Data Schedule

                     (b)  Reports on Form 8-K.

                          A report on Form 8-K was filed on April 17, 1997, containing financial information for the quarter ended March 29, 1997 reported under Item 5.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     August 7, 1997                  Converse Inc.

                                           By:  /s/ Donald J. Camacho
                                                -----------------------------
                                                Donald J. Camacho
                                                Senior Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.                 Description
----------                  -----------
4                           Indenture dated as of May 21, 1997 between Converse
                            Inc. and First Union National Bank, as Trustee,
                            relating to Converse Inc. 7% Convertible
                            Subordinated Notes due 2004 in the principal amount
                            of $80,000,000, including the form of Note.

10.1                        Credit Agreement dated May 21, 1997 between Converse
                            Inc. and BT Commercial Corporation, as agent, and the financial institutions party thereto.

10.2                        Amendment No. 1 to Credit Agreement dated June 26,
                            1997 between Converse Inc. and BT Commercial
                            Corporation, as agent, and the financial institutions party thereto.

10.3                        Asset Purchase Agreement dated June 1, 1997 between
                            Converse Inc. and Exeter Research, Inc.

11.1                        Statement Regarding Computation of Per Share
                            Earnings

27                          Financial Data Schedule