Form 10-Q
period 1997-09-27
CONVERSE INC
filed 1997-11-10
CIK 716934

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the quarterly period ended September 27, 1997

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


         As of September 27, 1997, 17,317,956 shares of common stock were outstanding.

                                TABLE OF CONTENTS

                                                                                    PAGE
PART I:   FINANCIAL INFORMATION

          Item  1.      Financial Statements

                        A.  Condensed Consolidated Balance Sheet                      1
                        B.  Condensed Consolidated Statement of Operations            2
                        C.  Condensed Consolidated Statement of Cash Flows            3
                        D.  Notes to Condensed Consolidated Financial Statements      4

          Item  2.      Management's Discussion and Analysis of                       8
                        Financial Condition and Results of Operations

PART II:  OTHER INFORMATION

          Item  1.      Legal Proceedings                                             15
          Item  2.      Changes in Securities                                         15
          Item  3.      Defaults Upon Senior Securities                               16
          Item  4       Submission of Matters to a Vote of Security Holders           16
          Item  5.      Other Information                                             16
          Item  6.      Exhibits and Reports on Form 8-K                              16


          SIGNATURE                                                                   16

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         CONVERSE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                ((Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                      Dec. 28,1996       Sept. 27, 1997
                                                                                      ------------       --------------
Assets
------
Current assets:
     Cash and cash equivalents ................................................          $  5,908            $  7,178
     Restricted cash ..........................................................             1,354                 ---
     Receivables, less allowances of $1,994 and $3,352, respectively...........            61,546              93,778
     Inventories (Note 3) .....................................................            86,799              90,117
     Refundable income taxes ..................................................               582                 582
     Prepaid expense and other current assets..................................            20,383              15,359
                                                                                         --------            --------
           Total current assets................................................           176,572             207,014
Net property, plant and equipment..............................................            17,849              18,971
Other assets...................................................................            28,182              31,778
                                                                                         --------            --------
                                                                                         $222,603            $257,763
                                                                                         ========            ========

Liabilities and Stockholders' Equity (Deficiency)
-------------------------------------------------
Current liabilities:
     Short-term debt (Note 4)..................................................          $ 13,421            $ 12,817
     Current maturities of long-term debt (Note 4).............................           117,765              86,737
     Accounts payable..........................................................            49,503              46,682
     Accrued expenses..........................................................            25,124              17,182
     Income taxes payable......................................................             3,407               2,999
                                                                                         --------            --------
            Total current liabilities..........................................           209,220             166,417
Long-term debt (Note 4) .......................................................             9,644              80,000
Current assets in excess of reorganization value...............................            32,376              30,818
Deferred postretirement benefits other than pensions...........................            10,231              10,143

Stockholders' equity (deficiency):
     Common stock, $1.00 stated value, 50,000,000 shares
       authorized, 17,213,157 and 17,317,956 shares issued and outstanding at
       December 28, 1996 and September 27, 1997, respectively..................            17,213              17,318
     Preferred stock, no par value, 10,000,000 shares authorized
       none issued and outstanding.............................................               ---                 ---
     Additional paid-in capital................................................             5,392               2,281
     Retained earnings (deficit) ..............................................           (60,265)            (47,406)
     Foreign currency translation adjustment...................................            (1,208)             (1,808)
                                                                                         --------            --------
            Total stockholders' equity (deficiency) ...........................           (38,868)            (29,615)
                                                                                         --------            --------
                                                                                         $222,603            $257,763
                                                                                         ========            ========


    See accompanying notes to condensed consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                     ------------------------------    ------------------------------
                                                     Sept. 28, 1996  Sept. 27, 1997    Sept. 28, 1996  Sept. 27, 1997
                                                     --------------  --------------    --------------  --------------
Net sales...........................................     $113,318        $121,903          $279,776        $361,196
Cost of sales.......................................       83,388          89,799           205,342         256,047
                                                         --------        --------          --------        --------
Gross profit........................................       29,930          32,104            74,434         105,149
Selling, general and administrative expenses........       33,153          32,581            88,588          99,834
Royalty income......................................        6,301           5,502            17,546          16,889
Restructuring expense (credit) (Note 5).............          ---             ---            (2,209)           (563)
                                                         --------        --------          --------        --------
Earnings from operations............................        3,078           5,025             5,601          22,767
Loss (credit) on investment in unconsolidated
   subsidiary (Note 7)..............................          ---             ---               515         (13,051)
Interest expense, net (Note 4)......................        4,827           4,438            12,921          10,992
Other expense, net..................................          229             303             1,726           2,597
                                                         --------        --------          --------        --------
Earnings (loss) from continuing operations
 before income tax .................................       (1,978)            284            (9,561)         22,229
Income tax expense .................................        1,033             109               452           8,558
                                                         --------        --------          --------        --------
Net earnings (loss) from continuing operations......       (3,011)            175           (10,013)         13,671
Extraordinary loss net of tax of $508
 - write-off of deferred financing fees (Note 4)....          ---             ---               ---             812
                                                         --------        --------          --------        --------
Net earnings (loss) ................................     $( 3,011)       $    175          $(10,013)       $ 12,859
                                                         ========        ========          ========        ========

Net earnings (loss) per share:
   Continuing operations............................     $  (0.18)       $   0.01          $  (0.60)       $   0.77
   Extraordinary loss (Note 4)......................          ---             ---               ---           (0.05)
                                                         --------        --------          --------        --------
   Net earnings.....................................     $  (0.18)       $   0.01          $  (0.60)       $   0.72
                                                         ========        ========          ========        ========

Weighted average number of common shares (Note 2)...       16,707          17,744            16,697          17,836
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

                         CONVERSE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                   ---------------------------------------
                                                                                     Sept. 28, 1996      Sept. 27, 1997
                                                                                     --------------      --------------
Cash flows from operating activities:
     Net earnings (loss) ......................................................         $(10,013)           $ 12,859
     Adjustments to reconcile net earnings (loss) to net cash required for operating activities:
        Loss (credit) on investment in unconsolidated subsidiary...............              515             (20,633)
        Credit for restructuring actions ......................................           (2,209)               (563)
        Extraordinary loss from write-off of deferred financing fees...........              ---               1,320
        Depreciation of property, plant and equipment..........................            2,431               2,643
        Amortization of intangible assets......................................              342                 351
        Amortization of current assets in excess of reorganization value.......           (1,558)             (1,558)
        Deferred taxes.........................................................           (3,198)              5,987
Changes in assets and liabilities:
        Receivables............................................................          (19,586)            (32,232)
        Inventories............................................................             (996)             (3,318)
        Refundable income taxes ...............................................           11,377                 ---
        Prepaid expenses and other current assets..............................           (1,310)                802
        Accounts payable and accrued expenses..................................            2,974              (2,739)
        Income taxes payable...................................................              976                (408)
        Other long-term assets and liabilities.................................            2,765              (2,766)
                                                                                        --------            --------
           Net cash required for operating activities..........................          (17,490)            (40,255)
                                                                                        --------            --------

Cash flows from investing activities:
     Proceeds from disposal of assets..........................................            5,101                 ---
     Additions to property, plant and equipment................................           (3,823)             (3,765)
                                                                                        --------            --------
           Net cash provided (used) by investing activities....................            1,278             ( 3,765)
                                                                                        --------            --------

Cash flows from financing activities:
     Net proceeds from exercise of stock options...............................              307                 522
     Net proceeds from (payment of) short-term debt............................            6,267                (604)
     Net proceeds from (repayment of) old credit facility......................           10,951            (117,765)
     Net borrowings under new credit facility..................................              ---              86,737
     Net proceeds from bond issue..............................................              ---              76,400
                                                                                        --------            --------
           Net cash provided by financing activities...........................           17,525              45,290
Net increase/(decrease) in cash and cash equivalents...........................            1,313               1,270
Cash and cash equivalents at beginning of period...............................            2,738               5,908
                                                                                        --------            --------
Cash and cash equivalents at end of period.....................................         $  4,051            $  7,178
                                                                                        ========            ========

                         CONVERSE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)


1.   Summary of Significant Accounting Policies

Basis of presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 28, 1996. The Company's consolidated results of operations for the three and nine month periods ended September 27, 1997 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

Derivatives:

     The Company enters into foreign exchange contracts in order to reduce the impact of foreign currency fluctuations on certain transactions designated in foreign currencies. These contracts are marked to market and the resulting unrealized gain or loss is included in net income. For financial reporting purposes, realized and unrealized gains or losses on these contracts are recognized as other income or expense.

2.   Net Earnings (Loss) per Common Share

     Net earnings (loss) per common share is computed based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding for the applicable period.

     Net earnings for nine months ended September 27, 1997 include a gain of approximately $8,000, net of income taxes, pertaining to the settlement of outstanding litigation and claims relating to Apex One, Inc. ("Apex"). See Note
7. Net earnings per share from continuing operations of $0.77 for the nine months ended September 27, 1997 include $0.45 relating to the settlement of these claims.

3.   Inventories

     Inventories are summarized as follows:

                                                        December 28, 1996    Sept. 27, 1997
                                                        -----------------    --------------
     Retail merchandise...............................      $ 6,298             $ 5,276
     Finished products................................       73,887              75,207
     Work in process .................................        3,320               5,654
     Raw materials....................................        3,294               3,980
                                                            -------             -------
                                                            $86,799             $90,117
                                                            =======             =======

4.   Debt

     In May 1997, the Company issued $80,000 of 7% Convertible Subordinated Notes due June 1, 2004 (the "Convertible Notes"). The Convertible Notes are subordinated to all existing and future Senior Indebtedness (as defined therein). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed, into common stock of the Company, at the option of the holder, at a conversion price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000 at redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1, commencing on December 1, 1997. Proceeds from the Convertible Notes were used to repay indebtedness under the Company's then existing credit agreement (the "Old Credit Facility").

     Simultaneously with the issuance of the Convertible Notes in May 1997, the Company entered into a new $150,000 secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the Old Credit Facility. In connection with the repayment of the Old Credit Facility, the Company wrote off deferred financing fees of $1,320 in the second quarter. This write-off is presented as an extraordinary item on the statement of operations. In July 1997 BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. and Canadian accounts receivable and inventory. The aggregate of letters of credit, foreign exchange contracts and banker acceptances may not exceed $80,000 at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

     The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $86,737 are classified as current due to the Company's lockbox arrangement (whereby payments by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

     As of September 27, 1997 the Company's borrowing base was $115,453. Utilization under the Credit Facility amounted to $94,553 consisting of revolving loans of $56,580, banker acceptances of $30,157 and outstanding letters of credit of $7,816. Accordingly, $20,900 of the maximum available borrowing base remained unutilized as of September 27, 1997.

     Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. The foregoing LIBOR margin is subject to reduction based upon the Company achieving certain interest coverage ratios specified in the Credit Facility. At September 27, 1997 revolving loans outstanding under the Credit Facility bore interest of 8.29% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate, as defined. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. and Canadian assets. The Credit Facility contains customary affirmative and negative covenants, including one financial covenant with respect to an interest coverage ratio with which the Company was in compliance for the quarter ended September 27, 1997.

     Subsidiaries of the Company maintain asset-based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. As of September 27, 1997, total short-term borrowings outstanding under these financing arrangements totaled $12,817. These obligations are secured by first priority liens on the respective foreign assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

5.   Restructuring

     As more fully described in Note 4 to the Consolidated Financial Statements for the year ended December 28, 1996 included within the Company's annual report on Form 10-K, during 1995 the Company recorded restructuring charges relating primarily to initiatives aimed at reducing future operating costs. The following table presents the restructuring reserves remaining at September 27, 1997:

                                         Dec. 28, 1996            Charges/          Changes in       Sept. 27, 1997
                                           Balance               Write-offs         Estimates           Balance
                                         -------------           ----------         ---------        --------------
Contract termination costs...........       $1,502                 $1,072               ---             $  430
Employee severance and
    related costs....................        2,456                  1,683               ---                773
Lease termination costs..............          564                    ---              (564)               ---
                                            ------                 ------             -----             ------
                                            $4,522                 $2,755             $(564)            $1,203
                                            ======                 ======             =====             ======

     During the first quarter of 1997, the Company re-opened the manufacturing facility located in Mission, Texas for cutting and limited production due to an unexpected increase in demand for athletic original products. Accordingly, the remaining lease termination restructuring reserve was reversed. The remaining liabilities represent fixed amounts to be paid out over the next year.

6.    Commitments and Contingencies

     Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes that the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

7.    Apex Litigation and Claims Resolution

     As more fully described in Note 16 to the Consolidated Financial Statements for the year ended December 28, 1996 included within the Company's annual report on Form 10-K, during the first quarter of 1997, the Company settled substantially all claims with the former owners of Apex, as well as substantially all claims with former Apex creditors and the Apex bankruptcy estate. As a result of these settlements, the Company recorded a net pretax gain of $13,051 during the first quarter of 1997. During the second quarter of 1997, the Company received a cash payment of $753 in settlement of its claim with the one remaining former owner of Apex. This former owner of Apex continues to hold subordinated notes issued by the Company in the amount of $774. This amount is included within accrued expenses in the accompanying September 27, 1997 consolidated balance sheet. As of September 27, 1997, there are no remaining material claims against the Company relating to its 1995 acquisition of Apex.

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

8.    Recently Issued Accounting Standards

     During 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 requires the Company to disclose a basic and diluted earnings per share calculation. Basic earnings per share excludes common stock equivalents from the EPS calculation, while diluted EPS is calculated consistent with the Company's primary earnings per share calculation. The Company will adopt the provisions of FAS 128 within the 1997 year-end consolidated financial statements. Basic and diluted earnings per share, as computed under FAS 128, would have been $0.01 and $0.01 per share, respectively, for the three months ended September 27, 1997, and $0.75 and $0.72, respectively, for the nine months ended September 27, 1997.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130) and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting and display of comprehensive income and its components in the consolidated financial statements. FAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. Both are effective for the Company for the year ending January 2, 1999 and the Company is reviewing the impact on its Consolidated Financial Statements.

ITEM 2:

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended September 28, 1996 to September 27, 1997

     The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended September 28, 1996 ("Third Quarter 1996") and for the three months ended September 27, 1997 ("Third Quarter 1997").

                                                                        Three Months Ended
                                               ---------------------------------------------------------------------
                                                  Sept. 28, 1996            %          Sept. 27, 1997         %
                                                  --------------            -          --------------         -
   Net sales .................................       $113,318             100.0           $121,903          100.0
   Gross profit...............................         29,930              26.4             32,104           26.3
   Selling, general and administrative
     expenses ................................         33,153              29.3             32,581           26.7
   Royalty income.............................          6,301               5.6              5,502            4.5
   Earnings from operations ..................          3,078               2.7              5,025            4.1
   Interest expense, net .....................          4,827               4.3              4,438            3.6
   Net earnings (loss)........................       $ (3,011)             (2.7)          $    175            0.1
   Net earnings (loss) per share..............       $  (0.18)                            $   0.01

     Net Sales

     Net sales for Third Quarter 1997 increased to $121.9 million from $113.3 million for the prior year quarter, a 7.6% improvement. The growth in net sales was attributable to a 56.9% increase in the athletic originals (formerly athleisure) category compared to Third Quarter 1996 but was partially offset by declines of 2.5%, 18.3% and 16.7% in the basketball, children's and cross training categories compared to the prior year quarter. The strong U.S. dollar continues to adversely affect reported international results. On a constant dollar basis, net sales would have increased 10.6% in the Third Quarter 1997 compared to the Third Quarter 1996.

     Third Quarter 1997 net sales in the United States increased 14.8% to $72.2 million from $62.9 million in Third Quarter 1996. Third Quarter 1997 international net sales declined 1.4% from $50.4 million to $49.7 million compared to the prior year quarter. Pacific region net sales increased 58.4%, while the Europe, Middle East and Africa ("EMEA") region, Latin and South America ("Americas") region and Canada recorded net sales declines of 26.6%, 18.0% and 33.7% respectively as compared to Third Quarter 1996. On a constant dollar basis, international net sales would have increased 5.4% over the prior year quarter.

     Although net sales increased in Third Quarter 1997 as compared to Third Quarter 1996, there is currently a sluggish environment for athletic footwear, particularly basketball footwear. The Company anticipates that sales will continue to be affected by this market for the remainder of 1997 and the first half of 1998. Based on current trends and order backlog levels, the Company expects fourth quarter net sales will be in the range of $80-$90 million.

     Gross Profit

     Gross profit increased to $32.1 million for Third Quarter 1997 from $29.9 million for Third Quarter 1996, a 7.4% improvement. Higher net sales volumes accounted for the gross profit improvements over the prior year quarter. Gross profit margin was 26.3% of net sales for Third Quarter 1997 compared to 26.4% for Third Quarter 1996. Third Quarter 1997 gross profit was adversely impacted by $2.3 million of foreign currency losses resulting from the strengthening of the U.S. dollar during this period. These losses were offset by domestic manufacturing gains of $2.7 million due to increased athletic originals production levels compared to the prior year quarter. Because of a sluggish retail environment that presently exists for athletic footwear, the Company anticipates that gross profit margin in the fourth quarter of 1997 will be below Third Quarter 1997 levels.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 1.8% to $32.6 million for Third Quarter 1997 compared to $33.2 million for Third Quarter 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 26.7% for Third Quarter 1997 from 29.3% for the prior year period. The decrease of $0.6 million in expenses was primarily attributable to decreased spending in the European operation.

     Royalty Income

     Royalty income decreased 12.7% to $5.5 million in Third Quarter 1997 from $6.3 million in Third Quarter 1996. International royalty income, which currently represents approximately 80% of the Company's total royalty income, declined 22.6% in Third Quarter 1997, primarily as a result of a 36.6% decline in the Pacific region as compared to Third Quarter 1996. The decrease is primarily attributable to the streamlining of the distribution of the Company's licensed products in the Pacific region. This decline was partially off-set by increases in the Americas and EMEA regions of 390.7% and 64.3% respectively. United States royalty income for Third Quarter 1997 increased 81.5% to $1.1 million compared to the prior year third quarter. The Company expects that the trend of reduced royalty income from the Pacific region will continue in the fourth quarter of 1997 and estimates that Company-wide royalty income will be approximately $5.0 million compared to approximately $10.0 million in the fourth quarter of 1996.

     Earnings from Operations

     The Company recorded earnings from operations of $5.0 million for Third Quarter 1997 as compared to $3.1 million for Third Quarter 1996, a 61.3% increase. As a percentage of net sales, Third Quarter 1997 earnings from operations were 4.1% as compared to 2.7% for the prior year quarter. The improvement in earnings from operations is attributable to higher net sales, improved gross profit and lower selling, general and administrative expenses, partially offset by reduced royalty income.

     Interest Expense

     Interest expense for Third Quarter 1997 decreased 8.3% to $4.4 million from $4.8 million for Third Quarter 1996. The decrease is primarily driven by a reduction in bank fees, elimination of the interest expense on substantially all of the subordinated notes issued in connection with the acquisition of Apex One, Inc. ("Apex") and reduced interest expense resulting from the issuance of $80 million of 7% Convertible Subordinated Notes due 2004 (the "Convertible Notes") on May 21, 1997 to replace other higher-interest indebtedness.

     Net Earnings (Loss)

     Primarily for the reasons set forth above, the Company recorded earnings of $0.2 million in Third Quarter 1997 compared to a loss of $3.0 million in Third Quarter 1996.

     Net Earnings (Loss) Per Share

     The Company recorded a $0.01 net earnings per share for Third Quarter 1997 compared to an $0.18 loss per share for Third Quarter 1996.

Comparison of nine months ended September 28, 1996 to September 27, 1997

     The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the nine months ended September 28, 1996 ("Nine Months 1996") and for the nine months ended September 27, 1997 ("Nine Months 1997").

                                                                       Nine Months Ended
                                               ---------------------------------------------------------------------
                                                  Sept. 28, 1996           %          Sept. 27, 1997          %
                                                  --------------           -          --------------          -
   Net sales .................................       $279,776            100.0            $361,196           100.0
   Gross profit...............................         74,434             26.6             105,149            29.1
   Selling, general and administrative
     expenses ................................         88,588             31.7              99,834            27.6
   Royalty income.............................         17,546              6.3              16,889             4.7
   Earnings from operations ..................          5,601              2.0              22,767             6.3
   Loss (credit) on investment in
     unconsolidated subsidiary ...............            515              0.2             (13,051)          ( 3.6)
   Interest expense, net .....................         12,921              4.6              10,992             3.0
   Net earnings (loss) from
     continuing operations....................       $(10,013)            (3.6)             13,671             3.8
   Net earnings (loss) per share from
     continuing operations ...................       $  (0.60)                            $   0.77
   Extraordinary loss, net of tax ............            ---              ---                (812)           (0.2)
   Net earnings (loss) .......................       $(10,013)            (3.6)             12,859             3.6
   Net earnings (loss) per share..............       $  (0.60)                            $   0.72

     Net Sales

     Net sales for Nine Months 1997 increased from $279.8 million to $361.2 million, a 29.1% improvement. This growth of $81.4 million in net sales was attributable to increases of 52.7%, 32.7%, 10.2% and 4.0% in the categories of basketball, athletic originals, children's and cross training respectively compared to the prior year period.

     Net sales in the United States for Nine Months 1997 increased 49.2% to $229.7 million from $154.0 million for Nine Months 1996. International net sales increased 4.5% from $125.8 million to $131.5 million over the same prior year period. Pacific region net sales increased 80.5% to $53.7 million for Nine Months 1997, while sales in EMEA, Americas and Canada declined 20.5%, 18.1% and 10.4% respectively, compared to the prior year period.

     Gross Profit

     Gross profit increased 41.3% to $105.1 million for Nine Months 1997 from $74.4 million for Nine Months 1996. This increase was primarily driven by higher net sales volumes and improved manufacturing efficiencies. The Company's gross profit margin percentage improved to 29.1% compared to 26.6% for Nine Months 1996. Although gross profit increased during Nine Months 1997, it was negatively impacted by $4.1 million of foreign currency losses due to the strengthening of the U.S. dollar during this period.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 12.6% to $99.8 million for Nine Months 1997 from $88.6 million for Nine Months 1996. As a percentage of total revenue, selling, general and administrative expenses decreased to 27.6% for Nine Months 1997 from 31.7% for Nine Months 1996. The increase in selling, general and administrative expenses of $11.2 million was attributable to: (i) an increase of 17.4% in United States selling expenses to support the 49.2% increase in net sales, (ii) a 15.1% increase in United States marketing expenses, (iii) a 32.3% increase in product development and (iv) an 11.8% increase in international marketing expenses.

     Royalty Income

     Royalty income decreased 3.4% to $16.9 million for Nine Months 1997 compared to $17.5 million for Nine Months 1996. International royalty income, which represents approximately 80% of the Company's total royalty income decreased 12.6%, primarily as a result of a decline of 26.8% in the Pacific region compared to Nine Months 1996. The decrease is primarily attributable to the streamlining of the distribution of the Company's licensed products in the Pacific region. The decrease in the Pacific region royalty income was partially offset by increases of 279.1% in the Americas and 51.7% in the EMEA region compared to Nine Months 1996. Domestic royalty income increased 72.2% to $3.1 million for Nine Months 1997 compared to $1.8 million for Nine Months 1996.

     Earnings from Operations

     The Company recorded earnings from operations of $22.8 million for Nine Months 1997 as compared to $5.6 million for Nine Months 1996. As a percentage of net sales, earnings from operations were 6.3% for Nine Months 1997 as compared to 2.0% from the prior year period. The improvement in earnings from operations is attributable to higher net sales, improved gross profit margins, and lower selling, general and administrative expenses as a percentage of net sales partially offset by a decline in royalty income as a percentage of net sales and reduced restructuring credits compared to the prior year period.

     Loss (Credit) on Investment in Unconsolidated Subsidiary

     For Nine Months 1997, the Company recorded a pretax gain totaling $13.1 million relating to the settlement of certain obligations related to Apex. See
Note 7 to the Consolidated Financial Statements of the Company included herein.

     Interest Expense

     Interest expense for Nine Months 1997 decreased 14.7% to $11.0 million from $12.9 million for Nine Months 1996. The decrease is primarily attributable to the reversal of $1.4 million of interest payments made into escrow relating to the subordinated notes issued to the former owners of Apex, issuance of the Convertible Notes replacing other higher-interest indebtedness, and a reduction in other related financing fees. See Liquidity and Capital Resources below and
Note 4 to the Consolidated Financial Statements of the Company included herein.

     Net Earnings (Loss) from Continuing Operations

     Due to the business factors described above, the Company recorded net earnings from continuing operations of $13.7 million for Nine Months 1997 compared to a net loss from continuing operations of $10.0 million for Nine Months 1996. Net earnings from continuing operations for Nine Months 1997 include a gain of approximately $8.0 million, net of income taxes, pertaining to the settlement of outstanding litigation and claims relating to Apex and the Apex bankruptcy plan confirmation. See Note 7 to the Consolidated Financial Statements of the Company included herein.

     Net Earnings (Loss) Per Share from Continuing Operations

     The Company recorded net earnings per share from continuing operations of $0.77 for Nine Months 1997 compared to a $0.60 loss per share for Nine Months 1996. Earnings per share from continuing operations for Nine Months 1997 include $0.45 relating to the settlements of virtually all outstanding claims resulting from the Company's purchase of Apex.

     Extraordinary Loss, Net of Tax

     The Company entered into a new $150 million secured credit facility (the "Credit Facility") on May 21, 1997 that replaced its former credit agreement (the "Old Credit Facility"). In connection with repayment of the Old Credit Facility, the Company wrote off deferred financing fees of $1,320 relating to the Old Credit Facility, which resulted in an extraordinary loss net of taxes of $812.

     Net Earnings (Loss)

     Due to the business factors described above, the Company recorded net earnings of $12.9 million for Nine Months 1997 compared to a net loss of $10.0 million for Nine Months 1996. Net earnings for Nine Months 1997 include a gain of approximately $8.0 million, net of income taxes, pertaining to the settlement of outstanding litigation and claims relating to Apex and the Apex bankruptcy plan confirmation. See Note 7 to the Consolidated Financial Statements of the Company included herein.

     Net Earnings (Loss) Per Share

     The Company recorded a net earnings per share of $0.72 for Nine Months 1997 compared to a $0.60 loss per share for Nine Months 1996. Earnings per share for Nine Months 1997 include $0.45 relating to the settlements of virtually all outstanding claims resulting from the Company's purchase of Apex.

Liquidity and Capital Resources

     As of September 27, 1997, the Company's working capital (net of cash) position increased to $33.4 million from a deficit of $38.6 million at December 28, 1996. Accounts receivable increased $32.2 million as a result of significantly higher shipments during Nine Months 1997 versus the prior year. Inventories increased only $3.3 million from year end levels despite the increased business activity. Working capital requirements were funded by cash provided by financing activities of $45.3 million for Nine Months 1997.

     In May 1997 the Company issued $80 million of Convertible Notes and entered into the new Credit Facility. Net proceeds from the Convertible Notes of $76.4 were used to repay indebtedness under the Company's Old Credit Facility. Total borrowings under the Credit Facility and asset based financing arrangements decreased to $99.6 million at September 27, 1997 from $131.2 million at December 28, 1996. See Note 4 to Consolidated Financial Statements of the Company included herein.

     For Nine Months 1997 and Nine Months 1996 net cash required for operating activities was $40.3 million and $17.5 million, respectively. During these periods cash was used predominantly to fund the Company's working capital requirements. Net cash used by investing activities was $3.8 million for Nine Months 1997 due to additions to property, plant and equipment. Net cash provided by investing activities was $1.3 million for Nine Months 1996 due to the sale of a non-operating distribution facility in South Carolina net of additions to property, plant and equipment. Net cash provided by financing activities was $45.3 million and $17.5 million for Nine Months 1997 and Nine Months 1996, respectively. Cash provided by financing activities for the period was generated primarily by the net proceeds of $76.4 million from the issuance of the Convertible Notes and $86.7 million of net borrowings under the Credit Facility offset by the repayment of $117.7 under the Old Credit Facility.

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

Backlog

     Converse's global order backlog (futures) increased to $177.3 million at September 27, 1997 from $173.5 million at September 28, 1996, a 2.2% increase. The athletic originals category order backlog improved 63.1% while the basketball, children's and cross training categories recorded declines of 25.3%, 19.8% and 20.8% respectively. The United States order backlog remained relatively flat while international was up 5.0% from the prior year period. On a constant dollar basis, Converse's global order backlog was up 4.8% and international backlog was up 12.1%.

Forward-looking statements

     Information contained in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negatives thereof or other variations thereon or comparable terminology. These statements include information concerning anticipated sales and earnings for the fourth quarter of 1997 and the first half of 1998 and concerning royalty income for the fourth quarter of 1997. No assurance can be given that future results covered by any forward-looking statements will be achieved. The risk factors contained in the Company's annual report on Form 10-K for the year ended December 28, 1996 constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors, such as the financial strength of the Company, the competitive pricing environment of the footwear and apparel industries, consumer demand for athletic footwear, marketing acceptance of the Company's products, the strength of the U.S. dollar, the success of planned advertising, marketing and promotional campaigns and a failure to implement adequate solutions to the Year 2000 problem or high costs of implementation, could also cause actual results to vary materially from the future results covered in such forward-looking statements. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect any future events or occurrences.

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

Item 5.   Other Information.

               Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.  The following exhibits are contained in this report:

               10.1  Converse Inc. 1994 Stock Option Plan, as Amended and
                     Restated as of July 30, 1997.
               10.2  Converse Inc. 1995 Non-Employee Director Stock Option Plan,
                     as Amended and Restated as of July 30, 1997.
               11    Statement Regarding Computation of Per Share Earnings.
               27    Financial Data Schedule

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 27, 1997.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 10, 1997             Converse Inc.

                                       By: /s/ Donald J. Camacho
                                           -------------------------
                                           Donald J. Camacho
                                           Senior Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.          Description
-----------          -----------

   10.1 Converse Inc. 1994 Stock Option Plan, as Amended and Restated as of July 30, 1997.

   10.2 Converse Inc. 1995 Non-Employee Director Stock Option Plan, as Amended and Restated as of July 30, 1997.

   11.1              Statement Regarding Computation of Per Share Earnings

   27                Financial Data Schedule