Form 10-K405
period 1998-01-03
CONVERSE INC
filed 1998-04-02
CIK 716934

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED January 3, 1998.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _________ TO __________
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

                               ONE FORDHAM ROAD
                       NORTH READING MASSACHUSETTS 01864
              (Address of principal executive offices) (Zip Code)
      Registrant's telephone number, including area code:  (978) 664-1100

                          ---------------------------

          Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                                        NAME OF EACH EXCHANGE
                                                           ON WHICH REGISTERED

Common stock, without par value                               New York Stock
Exchange
7% Convertible Subordinated Notes                             New York Stock
due 2004


         Securities registered pursuant to Section 12 (g) of the Act:
                                     None.

                          ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part iii of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 10, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $39,199,167, based on the closing sales price of the registrant's Common Stock as reported on the New York Stock Exchange as of such date ($ 6 7/16).

     Indicate with a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. YES [X] NO [_]

     As of March 10, 1998, 17,319,556 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1998 for the Annual Meeting of Stockholders to be held on May 11, 1998 are incorporated by reference into Part III of this Report, as indicated herein.

================================================================================

                                 CONVERSE INC.
                          ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS



                                                                           Page
                                                                           ----
                                    PART  I.
Item 1.   Business.......................................................    1
               Products..................................................    1
               Marketing and Product Development.........................    2
               Sales and Distribution....................................    3
               Licensing Agreements......................................    3
               Sourcing and Manufacturing................................    4
               Research and Development..................................    5
               Backlog...................................................    5
               Competition...............................................    5
               Trademarks and Patents....................................    6
               Environmental Matters.....................................    6
               Employees.................................................    6
               Risk Factors..............................................    6

Item 2.   Properties.....................................................    9
Item 3.   Legal Proceedings..............................................    9
Item 4.   Submission of Matters to a Vote of Security Holders............    9

                                   PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................    10
Item 6.   Selected Financial Data........................................    10
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................    12
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk......    21
Item 8.   Financial Statements and Supplemental Data.....................    21
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................    21

                                   PART  III.

Item 10.  Directors and Executive Officers of the Registrant.............    22
Item 11.  Executive Compensation.........................................    23
Item 12.  Security Ownership of Certain Beneficial Owners and Management.    23
Item 13.  Certain Relationships and Related Transactions.................    23

                                   PART  IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K....................................................    24

                                   SIGNATURES

          Signatures.....................................................    28

Information contained or incorporated by reference in this Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. See, e.g., "Management's Discussion and Analysis of Financial Condition and Results of Operations." No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Risk Factors contained in "Business--Risk Factors" of this Report constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results covered in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results covered in such forward-looking statements. Converse Inc. (hereinafter the "Company" or "Converse") undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect any future events or occurrences.

                                    PART I
                                    ------

ITEM 1.  BUSINESS.
------------------

  Converse is a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children. The Company is also a global licensor of sports apparel, accessories and selected footwear. The Company, founded in 1908, began establishing its authentic footwear heritage with the introduction of its original canvas Chuck Taylor(R) basketball shoe in 1923. Throughout its 90-year history, Converse has achieved a high level of brand name recognition due to its reputation for high performance products, quality, value and style. Through its well-known Converse(R) All Star(R) brand, the Company has consistently maintained its position as the American performance brand with authentic sports heritage.

  In 1997, the Company's marketing strategy focused on four core footwear categories: basketball; athletic originals; children's and cross training. The basketball category is comprised of high performance footwear for athletes and typically features Converse's proprietary REACT(R) shock absorption technology. Converse's athletic originals footwear offerings are centered on the Converse Chuck Taylor All Star canvas athletic shoe, which management believes is the world's all time best-selling athletic shoe with over 560 million pairs sold since its introduction. The children's category consists of children's-sized models of the Company's basketball, athletic originals and cross training shoes, as well as certain styles designed exclusively for children. The cross training category consists of high performance athletic shoes used for sports training and fitness.

  The Company's products are distributed in over 90 countries to approximately 9,000 customers, which include specialty athletic, sporting goods, department and shoe stores, as well as to 31 Company-operated retail outlet stores. In 1997 the Company reported record net sales of $450.2 million or a 28.9% increase from 1996. However, this figure understates the total worldwide presence of Converse-branded products since a large amount is sold through licensees, and Converse recognizes only a percentage of these licensees' sales which it records as royalty income. Global wholesale sales of Converse-branded products, which include direct sales by the Company to retailers, sales by Converse distributors and sales of licensed products by Converse licensees, were approximately $900 million in 1997, of which over $540 million, or approximately 60%, were international sales or an increase of approximately 10.6% compared to 1996.

PRODUCTS

  In 1997, the Company concentrated its marketing, product development and sales efforts on its four core categories: basketball; athletic originals; children's and cross training.

BASKETBALL

  Converse's basketball footwear offerings are comprised of high performance footwear for athletes and typically feature Converse's proprietary REACT shock absorption technology. The Company's basketball footwear is worn by a number of NBA players, including endorsers such as Dennis Rodman of the Chicago Bulls and NBA rookies Bobby Jackson of the Denver Nuggets, Jacque Vaughn of the Utah Jazz and Brevin Knight of the Cleveland Cavaliers in addition to several major NCAA basketball teams.

  The Company's basketball footwear sells in the U.S. at suggested retail prices ranging from $45.00 to $91.00 through an extensive network of athletic specialty, sporting goods, department and shoe stores. While the target consumers for Converse basketball shoes are males and females ages 12 to 24, the Company's basketball shoes appeal to a broad group of consumers.

ATHLETIC ORIGINALS

  Converse athletic originals footwear offerings are centered on the Chuck Taylor All Star canvas athletic shoe, which management believes is the world's all time best-selling athletic shoe with over 560 million pairs sold since its introduction in 1923 as the world's first basketball shoe. Converse's athletic originals footwear encompasses both classic, time-tested athletic shoes and styles targeted at alternative sports enthusiasts. Because these shoes have authentic sports heritage, many have remained unchanged since their inception and have become true American sports icons. The Company's athletic originals products, which come in a wide variety of colors, sell in the U.S. at suggested retail prices ranging from $20.00 to $65.00 in athletic specialty, sporting goods, department and shoe stores, as well as specialty apparel retailers.

CHILDREN'S

  Converse's children's category consists of children's-sized versions of the Company's basketball, athletic originals and cross training shoes, as well as certain styles designed exclusively for children. The children's category is rooted in sports, offering all the features and benefits of the adult models and the same unique styling that attracts adults to the Company's basketball, athletic originals and cross training products. The Company's children's footwear is generally sold in the U.S. at suggested retail prices ranging from $22 to $60 through athletic specialty, children's bootery, sporting goods and department stores.

CROSS TRAINING

  The Company's cross training category consists of high performance athletic shoes used for multiple sports activities. The Company believes this category represents a growth opportunity since Converse's cross training and basketball products have similar target purchasers. The Company's cross training footwear sells in the U.S. at suggested retail prices ranging from $50.00 to $75.00 through an extensive network of athletic specialty, sporting goods, department and shoe stores.

MARKETING AND PRODUCT DEVELOPMENT

  The Company's marketing strategy is centered on the Converse All Star brand, which is positioned as the American performance brand with authentic sports heritage. The Company believes that there are significant opportunities to continue to build the brand, which commands high consumer awareness generated by its 90-year history. The Company's consumer research has become an integral part of its product development, advertising campaigns and in-store point of purchase materials. Each of the Company's products is now fully supported by a consistent, integrated marketing program, responsive to the demands of the Company's target customers.

  The Company recently adopted "Stay True" as its new brand positioning statement and tag line. "Stay True" is intended to convey the concept, through the products, that athletes should stay true to themselves and be proud of who they are and where they came from and to communicate a feeling of continuing respect for people and institutions that enabled the athlete to succeed.

  To complement its marketing strategies, Converse cultivates the endorsement and promotion of Converse footwear among athletes. The Company's endorsers include both current NBA athletes, such as Dennis Rodman, Bobby Jackson, Brevin Knight, Jacque Vaughn and Kevin Johnson and NBA athletes from an earlier era, including Julius "Dr. J" Erving and Larry Bird. The Company is also a leading supplier of athletic shoes to premier NCAA basketball teams, including the University of Arkansas, Indiana University, the University of Louisville, the University of New Mexico, Oklahoma University and the University of South Carolina. Management believes that there are substantial opportunities to utilize these endorsers to influence its target customers and further build the Converse All Star brand through the Company's focused and integrated marketing strategies.

SALES AND DISTRIBUTION

  The Company's products are distributed in over 90 countries to approximately 9,000 customers, which include athletic specialty, sporting goods, department and shoe stores, as well as to 31 Company-operated retail outlet stores.

UNITED STATES MARKET

  The Company's 38 member U.S. sales force markets Converse footwear through approximately 4,200 active retail accounts. In 1997, domestic sales represented 63% of the Company's net sales. The Company has refined its distribution strategy to increase its focus on key growth accounts such as specialty athletic retailers. National and large regional accounts are serviced by 13 account executives who are paid on a salary and bonus basis, and who focus on the product and merchandising needs of these retailers. Certain of the Company's domestic sales are served by an electronic data interface ("EDI") ordering system where electronic customer orders are received directly into Converse's order processing system. In addition, a quick response system has been implemented with a number of the Company's highest volume accounts. The quick response system provides for the rapid replenishment of customer inventory through an electronic management process which produces constant "on-hand" customer inventory quantities.

INTERNATIONAL MARKET

  The Company currently markets its products in approximately 90 countries outside of the United States through subsidiaries, branch offices, independent distributors and licensees. Non-U.S. net sales accounted for 36.7% of total revenues in 1997 compared to 44.4% in 1996. Moonstar Chemical Corp., Converse's distributor and licensee of footwear in Japan, accounted for approximately 14% of 1997 total net sales worldwide for Converse. The Pacific Region contributes the largest percentage of international licensing income. See "Business-Licensing Agreements."

LICENSING AGREEMENTS

  Converse utilizes licensees who manufacture or purchase and distribute sports apparel, accessories and selected footwear to provide consumers head-to-toe Converse-branded products globally. Converse has entered into 69 separate licensing agreements permitting the licensees to design and market selected products under the Converse brand name in specific markets. Under the terms of Converse's licensee arrangements, all products designed by licensees, as well as the related advertising, must be approved in advance by Converse. In addition, Converse monitors the quality of the licensed products on an ongoing basis.

  The following table details sales by Converse's licensees and the related royalty income to Converse:

                                                                       FISCAL YEAR ENDED
                                          DECEMBER 30, 1995            DECEMBER 28, 1996             JANUARY 3, 1998
                                          -----------------            -----------------             ---------------
                                                                    (DOLLARS IN THOUSANDS)
Total sales by licensees:
    Footwear.......................            $ 84,231                     $101,117                      $141,344
    Apparel and accessories........             178,185                      307,011                       208,866
                                               --------                     --------                      --------
Total..............................            $262,416                     $408,128                      $350,210
                                               ========                     ========                      ========

Total royalty income:
    Footwear.......................            $  7,046                     $  7,944                      $ 10,013
    Apparel and accessories........              10,211                       19,694                        12,556
                                               --------                     --------                      --------
Total..............................            $ 17,257                     $ 27,638                      $ 22,569
                                               ========                     ========                      ========

  In Japan, Converse has agreements with 12 licensees to produce Converse-branded apparel, accessories and selected footwear for the Japanese market. These Japanese licensees accounted for approximately 35.8% of Converse's total worldwide royalty income in 1997. Royalty income in the Japanese market was substantially lower in 1997 than it was in the prior year due to the Company's strategic decision to eliminate certain lower quality distribution channels in Japan. Royalty income in the Pacific Region contributed 59.1% of total worldwide royalty income. Royalty income generated in the U.S. represented approximately 16.9% of total worldwide royalty income in 1997.

SOURCING AND MANUFACTURING

  The majority of the Company's footwear is sourced from various Far East factories. However, most of the Company's athletic originals products are manufactured domestically.

SOURCING

  In 1997, approximately 64% of all Converse footwear was sourced from a variety of Far East manufacturers on a per order basis. These manufacturers produce the Company's footwear according to the Company's own design specifications and quality standards. Sourcing is managed by the Company's corporate headquarters in the United States. In selecting subcontractors, Converse attempts to use manufacturers that specialize in the type of footwear being produced and to avoid over reliance on any particular supplier by having a sufficient diversity of manufacturing resources. The Company utilizes one sourcing agent in Taiwan who assists the Company in selecting and overseeing third party contractors, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The Company's production staff and independent sourcing agent together oversee all aspects of manufacturing and production. Many of the manufacturers utilized by Converse are also used by the Company's competitors.

  In 1997, the Company purchased over 13.3 million pairs of shoes from 16 manufacturers located in China, Taiwan, Macau, Vietnam and the Philippines. While one manufacturer produces approximately 30% of the Company's products, the Company believes any manufacturer can be replaced, if necessary, subject to short-term supply disruptions.

MANUFACTURING

  Converse is the largest manufacturer of athletic footwear in the United States, producing over 7.5 million pairs in 1997. Converse operates manufacturing facilities in Lumberton, North Carolina, Mission, Texas and Reynosa, Mexico. The Company manufactures and assembles most of its athletic originals footwear at the Company's 350,000 square foot Lumberton facility. The Lumberton factory also produces components for its other manufacturing facilities. The Mission facility performs certain cutting operations and limited production of canvas All Star footwear. All stitching is done at the Reynosa facility to capitalize on lower labor costs.

  The domestic manufacturing of Converse's athletic originals products has enabled the Company to actively pursue EDI/Quick response programs with some of its major customers. Converse's ability to produce its best-selling athletic originals models with significantly shorter lead-times than foreign-sourced products is a competitive advantage.

  The principal materials used in Converse's athletic originals footwear products are canvas, linen and rubber. The Company purchases its raw materials from diverse suppliers. While one supplier accounts for approximately 15% of raw materials purchases, the Company believes such supplier can be replaced, if necessary, subject to short-term supply disruptions.

RESEARCH AND DEVELOPMENT

  Converse is a leading innovator of new footwear technologies. The Company spent $8.6 million, $6.5 million and $8.8 million on research and development in 1995, 1996 and 1997, respectively. Converse's state of the art biomechanics laboratory, located in a leased facility near the Company's headquarters, continually conducts research on new performance-enhancing technologies. The Company's biomechanical engineers are also involved in the design stages of athletic footwear to help develop new technologies and attributes to improve the function of shoes for specific sports. The Company maintains a full set of production equipment at its biomechanics laboratory to develop prototypes, and to ensure that new products can be manufactured efficiently to Converse's specifications. In addition, Converse maintains a chemistry laboratory that develops and tests midsole and outsole compounds, adhesives and fabrics for use in its products.

  Many of Converse's basketball shoes use the patented REACT shock absorption technology. REACT gel is a polymer encapsulated in the midsoles of Converse basketball shoes in the heel and forefoot regions that attenuates shock as athletes run and jump and force pressure on their feet.

BACKLOG

  At the end of 1997, the Company's global backlog was $129.5 million, compared to $183.3 million at the end of 1996. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. Accordingly, a comparison of backlog as of two different dates is not necessarily meaningful.

COMPETITION

  The athletic footwear market is highly competitive. Industry participants compete with respect to fashion, price, quality, performance and durability. During the second half of 1997, there was an overall weakening of the athletic footwear and apparel market which has resulted in an oversupply of inventory in the marketplace. The athletic footwear industry in the United States can be broken down into several groups. Nike Inc. ("Nike"), with 1997 estimated U.S. footwear revenues exceeding $3.8 billion, controls over 47% of the U.S. athletic footwear market. Reebok International, Inc. ("Reebok"), with 1997 estimated U.S. footwear revenues exceeding $1.2 billion, controls approximately 15% of the U.S. athletic footwear market. Each of these companies has full lines of product offerings, competes with Converse in the Far East for manufacturing sources, distributes to more than 10,000 outlets worldwide and spends substantially more on advertising and promotion than Converse. Fila USA, Inc. and adidas AG ("adidas") have estimated U.S. footwear sales of approximately $500 million in 1997, while New Balance Athletic Shoe, Inc. and Stride Rite Corporation each have 1997 U.S. branded athletic footwear revenues of between $200 million and $300 million. All of these companies also compete with Converse for access to foreign manufacturing facilities. In addition to these competitors, there are companies with U.S. revenues of under $200 million, including Airwalk, ASICS Tiger Corporation, Vans, Inc., Etonic, Inc., Hyde Athletic Industries, Inc. and K-Swiss, Inc. among others. Some of these companies emphasize footwear in categories such as running, tennis or team sports that are not currently being produced by the Company. Worldwide footwear industry data is unavailable, but the largest companies worldwide are believed to be Nike, Reebok and adidas.

TRADEMARKS AND PATENTS

  Converse utilizes trademarks on virtually all of its footwear and licensed apparel. Converse's main trademarks are "Converse(R) All Star(R)", "Chuck Taylor(R)" and "REACT(R)" name and design and the "Converse All Star Chuck Taylor Patch" and "All Star and Design" logos. In addition to those main trademarks, from time to time Converse registers and/or uses other special trademarks for special product lines, or products or features. Converse believes that these trademarks are important in identifying its products with the Converse brand image, and the trademarks are often incorporated prominently in product designs.

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

  Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, or exposure to liability for environmental claims, will not have a material adverse effect on the Company's business, operations, financial position or liquidity. However, future events such as changes in existing laws and regulations, or unknown contamination of sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites) may give rise to additional compliance costs which could have a material adverse effect on the Company's financial condition.

EMPLOYEES

  As of January 3, 1998, Converse employed 2,956 individuals, of which 1,766 were in manufacturing, and 1,190 were in sales, administration, development and distribution. Management believes its relationship with its employees to be good. Converse has not experienced any material work stoppages or strikes in recent years. The Reynosa, Mexico manufacturing workforce, representing approximately 24% of Converse's work force, is represented by a union.

RISK FACTORS

  Investors should carefully consider the following factors, together with other information contained and incorporated by reference in this Report, in evaluating an investment in the Company.

RECENT OPERATING RESULTS

  The Company sustained an operating loss of $29.7 million in 1995, and operating gains of $0.2 million in 1996 and $14.7 million in 1997. The Company had an accumulated stockholders' deficit of $48.0 million at January 3, 1998. Although recent improvements in operating earnings are encouraging, there can be no assurance that any profitability that is achieved will be maintained.

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

FOREIGN PRODUCTION

  Approximately 64% of the Company's footwear is manufactured to its specifications by independent producers located in the Far East, particularly China, Taiwan, Macau, Vietnam and the Philippines. The Company also operates a facility in Mexico for the stitching of canvas uppers for certain athletic originals category footwear. As a result of the Company's continuing use of foreign manufacturing facilities, the Company's operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, import and export duties and trade barriers (including quotas), restrictions on the transfer of funds, work stoppage and, in certain parts of the world, political instability. To date, these factors have not had an adverse impact on the Company's operations. See "Business--Sourcing and Manufacturing."

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

INTERNATIONAL SALES AND CURRENCY EXCHANGE

  International sales accounted for approximately 49%, 44% and 37% of Converse's net sales in 1995, 1996 and 1997, respectively. Because a significant portion of Converse's international sales, particularly those in the Pacific region, are made through international distributors, Converse's future operating results will depend, in part, on the relationships with these companies. Additionally, Converse's international sales may be affected by changes in demand resulting from fluctuations in currency exchange rates. All foreign distributor agreements are denominated in U.S. dollars. All international sales are denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to foreign currencies could make Converse products less competitive in those markets. During 1997, the Company used foreign exchange forward contracts and put options to protect the Company from the effected changes in foreign exchange rates on the statement of operations. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable. In addition, the laws of certain countries do not protect Converse's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have an adverse effect on Converse's future international sales and, consequently, on Converse's operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - Sales and Distribution - International."

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

RISKS ASSOCIATED WITH THE YEAR 2000

  The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company is completing an evaluation of the Year 2000 issue on its business. The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems. The Company is conducting an analysis to determine the extent to which its major suppliers and customers' systems (insofar as they relate to the Company's business) are subject to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its suppliers and customers, or the extent to which it would be vulnerable to its suppliers and customers' failure to remediate any Year 2000 issue on a timely basis. The failure of a major supplier or customer subject to the Year 2000 issue to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company.

CONTROLLING STOCKHOLDERS

  Apollo Investment Fund, L.P. ("Apollo") and its affiliate Lion Advisors, L.P., on behalf of an investment account under management ("Lion"; Apollo and Lion together being referred to herein as the "Apollo Stockholders"), together beneficially owned approximately 65% of the outstanding Common Stock of the Company at January 3, 1998. By reason of their ownership of shares of Common Stock, the Apollo Stockholders have the power effectively to control or influence control of the Company, including in elections of the Board of Directors and other matters submitted to a vote of the Company's stockholders, including extraordinary corporate transactions such as mergers. The Apollo Stockholders may exercise such control from time to time. A majority of the Board of Directors consists of individuals associated with affiliates of Apollo and Lion.

SHARES ELIGIBLE FOR FUTURE SALE

  The Apollo Stockholders have the right to cause Converse to register the shares of Common Stock that they own pursuant to a registration rights agreement. Future sales of shares, or the availability of shares for future sale, could adversely affect the prevailing market prices for the Common Stock.

ANTI-TAKEOVER PROVISIONS

  The Company's Restated Certificate of Incorporation contains certain provisions, including authorization to issue "blank check" preferred stock ("Preferred Stock"), prohibition of stockholder action by written consent and the requirement of 75% ("supermajority") stockholder vote to alter, amend, repeal or adopt certain provisions of the Restated Certificate of Incorporation. In addition, the Company's Restated Certificate of Incorporation contains provisions limiting the ability of any person who is the beneficial owner of more than 10% of the outstanding voting stock to effect certain transactions involving the Company unless approved by a majority of the Disinterested Directors (as defined in the

Restated Certificate of Incorporation of the Company). Such provisions could impede any merger, consolidation, takeover or other business combination involving the Company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

ITEM 2.  PROPERTIES.
--------------------

  Converse owns or leases the following principal plants, offices and warehouses:

                                                                          FLOOR SPACE
LOCATION                                TYPE OF FACILITY                 (SQUARE FEET)                 OWNED/LEASED
--------                                ----------------                  -----------                  ------------
North Reading, MA.............. Headquarters                                 106,800                      Owned
Wilmington, MA................. Research and Development Facility             23,192                      Leased
Lumberton, NC.................. Plant                                        386,761                      Owned
Charlotte, NC.................. Distribution Center                          431,665                      Leased
Reynosa, Mexico................ Plant                                         50,188                      Owned
Mission, TX.................... Plant                                         55,552                      Leased
Exeter, NH..................... Research and Development Facility              2,050                      Leased

  In addition to the above properties, the Company leases space for 29 retail stores in the U.S. and 2 retail stores in the United Kingdom. The Company also leases several sales and customer service offices and distribution centers throughout the world. The Wilmington, Massachusetts lease expires in 2003, the Charlotte, North Carolina lease expires in 2001, the Exeter, New Hampshire lease expires in 1999 and the Mission, Texas facility lease expires in 1998, with renewal terms through 2003. For further information regarding the Lumberton and Mission facilities see "Business--Sourcing and Manufacturing".

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

 Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

  The Company's common stock ("Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol "CVE." The following table sets forth the range of high and low closing sales prices for the Common Stock as reported by the NYSE for the periods indicated.

                                                                                                High                    Low
                                                                                                ----                    ---
               1995
               ----
               First Quarter...................................................               $11  3/4               $ 9  3/8
               Second Quarter..................................................                 9  7/8                 6  5/8
               Third Quarter...................................................                 8  5/8                 5  3/8
               Fourth Quarter..................................................                 5  3/4                 3  1/2

               1996
               ----
               First Quarter...................................................                 7  1/8                 4  1/8
               Second Quarter..................................................                 5  1/2                 3  7/8
               Third Quarter...................................................                 6  7/8                 4  1/8
               Fourth Quarter..................................................                15  3/4                      6

               1997
               ----
               First Quarter...................................................                 27 3/8                 14 1/4
               Second Quarter..................................................                     22                 13 1/4
               Third Quarter...................................................                 22 1/8                10 5/16
               Fourth Quarter..................................................                 10 1/4                  5 5/8

  As of March 10, 1998 there were 17,319,556 shares of Common Stock issued and outstanding, which shares were held by approximately 2,200 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

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

                                                                                        FISCAL YEAR ENDED
                                                         --------------------------------------------------------------------------
(DOLLARS IN THOUSANDS,
EXCEPT PER SHARE AMOUNTS)                                JAN. 1, 1994  DEC. 31, 1994  DEC. 30, 1995   DEC. 28, 1996   JAN. 3, 1998
                                                         ------------  -------------  --------------  --------------  -------------
STATEMENT OF OPERATIONS DATA:
Net sales ...............................................   $ 380,427      $ 437,307     $ 407,483      $ 349,335        $ 450,199
Cost of sales............................................     254,338        286,555       293,948        263,098          329,258
                                                            ---------      ---------     ---------      ---------        ---------
Gross profit.............................................     126,089        150,752       113,535         86,237          120,941

Selling, general and administrative expenses.............     108,059        128,876       146,332        114,888          127,261
Royalty income...........................................      10,808         14,212        17,257         27,638           22,569
Restructuring expense (credit)...........................         ---            ---        14,182         (1,177)           1,537
                                                            ---------      ---------     ---------      ---------        ---------
Earnings (loss) from operations..........................      28,838         36,088       (29,722)           164           14,712
Loss (credit) on investment in unconsolidated subsidiary.         ---            ---        52,160         (1,362)         (12,537)
Interest expense, net....................................       7,501          7,423        14,043         17,776           15,374
Other expense, net.......................................       1,904            504         3,966          6,319            3,026
                                                            ---------      ---------     ---------      ---------        ---------
Earnings (loss) from continuing operations
  before income taxes....................................      19,433         28,161       (99,891)       (22,569)           8,849

Income tax expense (benefit).............................       7,329         10,565       (28,144)        (4,134)          13,154
                                                            ---------      ---------     ---------      ---------        ---------
Earnings (loss) from continuing operations...............      12,104         17,596       (71,747)       (18,435)          (4,305)
Extraordinary loss, net of income tax benefit of $576....         ---            ---           ---            ---              744
                                                            ---------      ---------     ---------      ---------        ---------
Net earnings (loss)......................................   $  12,104      $  17,596     $ (71,747)     $ (18,435)       $  (5,049)
                                                            =========      =========     =========      =========        =========
Net basic and diluted earnings (loss) per share:
 Continuing operations...................................                  $    1.05     $   (4.30)     $   (1.10)       $   (0.25)
 Extraordinary loss......................................                         --            --             --            (0.04)
                                                                           ---------     ---------      ---------        ---------
 Net earnings (loss).....................................                  $    1.05     $   (4.30)     $   (1.10)       $   (0.29)

BALANCE  SHEET DATA (AT PERIOD END):
 Working capital.........................................   $ 111,080      $ 131,122     $  89,680      $ (32,648)       $  20,260
 Total assets............................................     179,954        223,726       224,507        222,603          234,694
 Long-term debt, less current maturities.................      69,262         77,087       112,824          9,644           80,000
 Total stockholders' equity (deficiency).................      10,270         44,987       (22,685)       (38,868)         (47,982)

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

  Converse is a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children. The Company is also a global licensor of sports apparel, accessories and selected footwear. The Company's products are distributed in over 90 countries to approximately 9,000 customers, which include athletic specialty, sporting goods, department and shoe stores, as well as to 31 Company-operated retail outlet stores. The primary costs and expenses of the Company result from the following: athletic products sourced from various Far East manufacturers, employee salaries and fringe benefits, advertising and promotion expenses and the purchase of raw materials used in the Company's manufacturing process.

  The Company's Fiscal 1997 (as defined below) financial results have been affected by several significant factors including: (i) record sales revenues of $450.2 million, a 28.9% increase over the previous year; (ii) increased demand for the Company's athletic originals products resulting in the expansion of the Company's manufacturing capabilities and significant improvements in the factories' quality, productivity and economic performance; (iii) successful resolution of litigation resulting from the 1995 purchase of Apex One, Inc. ("Apex"); (iv) completion of an $80.0 million convertible bond offering resulting in reduced interest expense; (v) execution of a new five-year term Credit Facility; (vi) overall weakening of the athletic footwear and apparel market which negatively impacted second half financial results; (vii) significant strengthening of the U.S. dollar in the European and Asian markets resulting in weaker sales, gross profit and licensing income; and (viii) Company-wide restructuring charges as a result of the uncertainty caused by the recent industry downturn and the oversupply of inventory in the marketplace.

  These factors have had, and may continue to have, an impact on the Company's future financial results.

RESULTS OF OPERATIONS

  The Company's fiscal year end is the Saturday closest to December 31 in each year. The results of operations will periodically include a 53-week fiscal year. For purposes of the Company's financial statements, Fiscal 1997 refers to the 53-week period ended January 3, 1998 ("Fiscal 1997"), Fiscal 1996 refers to the 52-week period ended December 28, 1996 ("Fiscal 1996"), and Fiscal 1995 refers to the 52-week period ended December 30, 1995 ("Fiscal 1995").

COMPARISON OF FISCAL 1997 AND FISCAL 1996

  The following table sets forth certain items related to operations and such items as a percentage of net sales for Fiscal 1997 and Fiscal 1996:

                                                                                        FISCAL YEAR ENDED
                                                                      -----------------------------------------------------
                                                                        JANUARY 3, 1998    %      DECEMBER 28, 1996   %
                                                                        ----------------          -----------------
                                                                         (Dollars in Thousands, except per share amounts)
Net sales.................................................................   $450,199     100.0     $349,335        100.0
Gross profit..............................................................    120,941      26.9       86,237         24.7
Selling, general and administrative expenses..............................    127,261      28.3      114,888         32.9
Royalty income............................................................     22,569       5.0       27,638          7.9
Restructuring expenses (credit)...........................................      1,537       0.3       (1,177)        (0.3)
Earnings from operations..................................................     14,712       3.3          164          0.0
Loss (credit) on investment in unconsolidated subsidiary..................    (12,537)     (2.8)      (1,362)        (0.4)
Interest expense..........................................................     15,374       3.4       17,776          5.1
Income tax expense (benefit)..............................................     13,154       2.9       (4,134)        (1.2)
Loss from continuing operations...........................................     (4,305)     (1.0)     (18,435)        (5.3)
Extraordinary loss........................................................        744      (0.1)        ----         ----
Net loss..................................................................   $ (5,049)     (1.1)    $(18,435)        (5.3)

Net loss per share........................................................   $  (0.29)              $  (1.10)

Net Sales

  Net sales for Fiscal 1997 increased to $450.2 million from $349.3 million in Fiscal 1996, a 28.9% improvement. The $100.9 million sales growth in Fiscal 1997 is attributable to increases of 44.3%, 40.1% and 8.5% in the athletic originals, basketball and children's categories, respectively, compared to Fiscal 1996. These gains were partially offset by a 1.1% decline in the cross training category compared to the prior year.

  Net sales in the United States for Fiscal 1997 increased 46.8% and net sales internationally increased 6.5% compared to the prior year. Net sales in the Pacific region (Japan) improved 62.4% in Fiscal 1997 as a result of strong demand for the Company's athletic originals products while net sales in the Latin/South America region increased 3.2%. Net sales in the Europe, Middle East and Africa region, and Canada recorded declines of 18.2% and 10.6%, respectively, in Fiscal 1997. The strong U.S. dollar continued to have an adverse affect on the Company's results. On a constant dollar basis, Fiscal 1997 international net sales would have increased 11.1% compared to Fiscal 1996.

Gross Profit

  Gross profit increased to $120.9 million in Fiscal 1997 from $86.2 million in Fiscal 1996, a 40.3% improvement. As a percentage of net sales, gross profit increased to 26.9% in Fiscal 1997 compared to 24.7% for the prior year period. This improvement is primarily attributable to strong sales in the first half of Fiscal 1997 in all categories as well as increasing consumer demand for the Company's athletic originals products in the second half of the year, resulting in greater manufacturing utilization and economic efficiencies at the Company's U.S. factories. These gross profit gains were partially offset by weaker margins in the second half of Fiscal 1997 in the basketball, training and children's categories resulting from an oversupply of inventory in the market due to an industry-wide slow down in athletic footwear sales.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses, which are primarily comprised of advertising, promotion and selling expenses in addition to employee salaries and benefits and other overhead costs, increased $12.4 million to $127.3 million for Fiscal 1997 from $114.9 million for Fiscal 1996, a 10.8% increase. This gain was mainly attributable to increased spending in advertising, promotion, and direct selling activities necessary to support the Fiscal 1997 sales growth in the United States and the Pacific region. As a percentage of net sales, selling, general and administrative expenses decreased to 28.3% for Fiscal 1997 from 32.9% for the prior year.

Royalty Income

  Royalty income decreased 18.1% to $22.6 million in Fiscal 1997 from $27.6 million in Fiscal 1996. As a percentage of net sales, royalty income declined to 5.0% in Fiscal 1997 compared to 7.9% in the prior year. International royalty income, which represented 83.1% of the Company's total royalty income, declined 24.9% in Fiscal 1997 primarily as a result of a 37.5% reduction in the Pacific region compared to Fiscal 1996. The Pacific region decline is primarily attributable to streamlining the distribution of the Company's licensed products and to the strengthening of the U.S. dollar. The decline in the Pacific region was partially offset by increases of 141.6% in the Latin/South America region and 33.4% in the Europe, Middle East and Africa region. United States royalty income increased 42.7% to $3.8 million in Fiscal 1997 compared to Fiscal 1996.

Restructuring Expenses (Credit)

  The Company established pretax restructuring reserves of $2.1 million related to a workforce reduction and the elimination of certain unprofitable retail stores in the fourth quarter of Fiscal 1997. The restructuring reserves represent fixed amounts to be paid out over the next two years. This restructuring charge was partially offset by the reversal of previously written-off expenses relating to the re-opening of the Mission, Texas manufacturing facility in the first quarter of Fiscal 1997. See Note 4 to the Consolidated Financial Statements of the Company included herein.

Earnings from Operations

  The Company recorded earnings from operations in Fiscal 1997 of $14.7 million, compared to $0.2 million in Fiscal 1996. This change was primarily due to the factors discussed above.

Loss (Credit) on Investment in Unconsolidated Subsidiary

  In the first quarter of Fiscal 1997, the Company recorded a pretax gain totaling $13.1 million relating to the settlement of certain Apex-related obligations. This amount was partially offset by additional Apex-related legal and settlement costs incurred in the fourth quarter of Fiscal 1997, finalizing all remaining outstanding litigation relating to the Company's investment in Apex. The net activity for Fiscal 1997 was a net credit on investment in unconsolidated subsidiary of $12.5 million. At January 3, 1998, there were no remaining claims against the Company relating to its 1995 acquisition of Apex. See Note 3 to the Consolidated Financial Statements of the Company included herein.

Interest Expense

  Interest expense for Fiscal 1997 decreased 13.5% to $15.4 million from $17.8 million in Fiscal 1996. The decrease is primarily attributable to the reversal of $1.4 million of interest payments paid into escrow relating to the subordinated notes issued to the former owners of Apex, the write-off of unamortized bank fees and the issuance of the convertible notes replacing other higher-interest indebtedness. These decreases were partially offset by an increase in interest payments due to higher borrowing levels in Fiscal 1997 compared to Fiscal 1996.

Income Tax Expense (Benefit)

  Income tax expense for Fiscal 1997 was $13.2 million, compared to an income tax benefit of $4.1 million for Fiscal 1996. As of January 3, 1998, the Company's gross deferred tax assets were $44.2 million, which is the result of net operating loss carryforwards and other future tax deductible items totaling $117.2 million. Although the period to use these deferred tax assets is 12 to 15 years for tax purposes, the accounting guidance requires that a shorter time frame be used to assess the certainty of their realization. As a result of the uncertainty caused by the recent industry downturn and related oversupply of inventory in the marketplace during the fourth quarter of Fiscal 1997, the Company increased its deferred tax valuation by $9.3 million to a total of $20.9 million.

Loss from Continuing Operations

  The net loss from continuing operations for Fiscal 1997 was $4.3 million or $0.25 per share, compared to a loss of $18.4 million or $1.10 per share in Fiscal 1996. The net loss from continuing operations for Fiscal 1997, excluding non-recurring items, was $1.2 million, or $0.07 per share, compared to a net loss from continuing operations in the prior year, excluding non-recurring items, of $15.6 million, or $0.93 per share. The Company incurred the following non-recurring items net of tax in Fiscal 1997: a restructuring charge of $0.9 million, a gain of $7.1 million on its investment in Apex, and an increase to the deferred tax asset valuation allowance of $9.3 million.

Extraordinary Loss

  During Fiscal 1997, the Company entered into a new $150.0 million secured credit agreement replacing its former credit agreement. In connection with the repayment of the former credit agreement, the Company wrote-off deferred financing fees of $1.3 million which resulted in an extraordinary loss net of tax of $0.7 million.

Net Loss

  Due to the factors described above, the Company recorded a net loss of $5.0 million in Fiscal 1997 compared to an $18.4 million net loss in Fiscal 1996. The Fiscal 1997 net loss of $5.0 million included the following net of tax non-recurring items: (i) restructuring charge of $0.9 million relating to a workforce reduction and the closing of certain retail stores; (ii) gain on investment in unconsolidated subsidiary of $7.1 million resulting from the settlement of outstanding Apex litigation; (iii) a $9.3 million charge to increase the valuation allowance related to the Company's deferred tax assets; and (iv) an extraordinary charge of $0.7 million relating to the write-off of certain deferred bank financing fees.

Net Loss Per Share

  The Company recorded a net loss per share of $0.29 in Fiscal 1997 compared to a net loss per share of $1.10 in Fiscal 1996. The weighted average number of outstanding shares in Fiscal 1997 was 17,271,911 versus 16,760,620 in Fiscal 1996.

COMPARISON OF FISCAL 1996 AND FISCAL 1995

  The following table sets forth certain items related to operations and such items as a percentage of net sales for Fiscal 1996 and Fiscal 1995:

                                                                                          FISCAL YEAR ENDED
                                                                      ---------------------------------------------------------
                                                                        DECEMBER 28, 1996     %        DECEMBER 30, 1995   %
                                                                        -----------------    --        -----------------   --
                                                                          (Dollars in Thousands, except per share amounts)
Net sales..........................................................          $349,335      100.0            $407,483     100.0
Gross profit.......................................................            86,237       24.7             113,535      27.9
Selling, general and administrative expenses.......................           114,888       32.9             146,332      35.9
Royalty income.....................................................            27,638        7.9              17,257       4.2
Restructuring expenses (credit)....................................            (1,177)      (0.3)             14,182       3.5
Earnings (loss) from operations....................................               164        0.0             (29,722)     (7.3)
Loss (credit) on investment in unconsolidated subsidiary...........            (1,362)      (0.4)             52,160      12.8
Interest expense...................................................            17,776        5.1              14,043       3.4
Income tax expense (benefit).......................................            (4,134)      (1.2)            (28,144)     (6.9)
Net loss...........................................................          $(18,435)      (5.3)           $(71,747)    (17.6)

Net loss per share.................................................          $  (1.10)                      $  (4.30)

Net Sales

  Net sales for Fiscal 1996 decreased to $349.3 million from $407.5 million for Fiscal 1995, a decrease of 14.3%. The $58.2 million decrease in net sales was attributable to declines in the athletic originals (31%), cross training (22%) and basketball (3%) categories. These declines were slightly offset by a 20% improvement in the children's category. Fiscal 1996 net sales for the Company's four core product categories decreased 12.5% from Fiscal 1995. This decline was primarily attributable to decreased net sales in the core categories in the first half of Fiscal 1996 and partially offset by increased net sales in the second half of Fiscal 1996.

  During Fiscal 1996 net sales in the United States decreased to $194.1 million from $208.0 million in Fiscal 1995, a decrease of $13.9 million or 6.7%. The Company's international net sales decreased from $199.5 million to $155.3 million over the same period, a decrease of $44.2 million or 22.2%. Fiscal 1996 international net sales declines over the prior year period were recorded in the following geographic regions: Europe, Middle East and Africa (18.4%), Pacific (Japan) (12.6%), and Latin/South America (47.0%).

Gross Profit

  Gross profit decreased to $86.2 million for Fiscal 1996 from $113.5 million for Fiscal 1995, a 24.0% decline. The Company's gross profit margin decreased to 24.7% for Fiscal 1996, as compared to 27.9% for the prior year. Weak sell-throughs of certain products, manufacturing losses relating to production declines and operating inefficiencies, the sell-off of discontinued categories and increased air freight costs all contributed to the decline in gross profit.

Selling, General and Administrative Expenses

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

Royalty Income

  Despite the decrease in the Company's net sales in Fiscal 1996, there was a substantial increase in royalty income in Fiscal 1996 which management primarily attributed to the strong consumer demand for Converse-branded apparel in the Pacific region. Royalty income increased to $27.6 million for Fiscal 1996 from $17.3 million for Fiscal 1995, an increase of $10.3 million or 59.5%. As a percentage of net sales, royalty income grew to 7.9% for Fiscal 1996 from 4.2% for Fiscal 1995. The $10.3 million growth was mainly attributable to a $7.7 million increase in royalty income in Japan and a $1.7 million increase in royalty income in the United States primarily as a result of growth in licensed apparel sales in these markets.

Restructuring Expenses (Credit)

  The Company established restructuring reserves during Fiscal 1995 which included the sale of certain idle assets of the Company. One such asset, a distribution center in Chester, South Carolina was sold at a gain of $2.2 million in June 1996. The gain on the sale of this asset was partly offset by additional restructuring charges for severance and additional asset write-offs. See Note 4 to the Consolidated Financial Statements of the Company included herein.

Earnings (Loss) from Operations

  The Company recorded earnings from operations in Fiscal 1996 of $0.2 million, compared to a loss of $29.7 million in Fiscal 1995. This change was primarily due to the factors discussed above.

Loss (Credit) on Investment in Unconsolidated Subsidiary

  In the fourth quarter of Fiscal 1996, Converse reversed certain accruals totaling $1.9 million relating to the settlement of certain Apex-related obligations. These reversals were partly offset by other Apex-related expenses. See Note 3 to the Consolidated Financial Statements of the Company included herein.

Interest Expense

  Interest expense for Fiscal 1996 increased to $17.8 million from $14.0 million in Fiscal 1995, a 27.1% increase. The increase is primarily attributable to: (i) increased borrowing levels under the A Facility to finance normal business activities; (ii) an increase in the interest rate charged for the B Facility;
(iii) interest paid into escrow on the subordinated notes delivered in connection with the purchase of Apex; and (iv) fees paid in conjunction with certain amendments to the Credit Facility. These increases were partly offset by an interest expense reduction due to decreased borrowing levels on the B Facility. See Note 8 to the Consolidated Financial Statements of the Company included herein.

Income Tax Expense (Benefit)

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

  Net cash required for operating activities was $48.1 million for Fiscal 1997. Requirements for operating activities were comprised of a net loss of $12.8 million (after giving effect to adjustments for non-cash items), working capital needs of $32.7 million consisting principally of receivables, inventories and payables, and other long-term assets and liabilities of $2.6 million. In Fiscal 1996, net cash required for operating activities was $8.0 million. The major components of cash flow were a requirement for operating cash from a net loss of $33.8 million (after giving effect to adjustments for non-cash items), offset by cash provided from a decrease in refundable income taxes of $10.8 million and an increase in accounts payable and accrued expenses of $16.9 million.

  Net cash used from investing activities was $5.9 million in Fiscal 1997 and consisted entirely of additions to property, plant and equipment. In Fiscal 1996, net cash used by investing activities was $0.2 million and consisted of additions to property, plant and equipment of $5.3 million offset by proceeds of $5.1 million received from the disposal of a distribution facility in Chester, South Carolina.

  Net cash provided by financing activities was $52.8 million for Fiscal 1997. Cash was provided from the net proceeds from the sale of 7% Convertible Subordinated Notes in May 1997 of $76.4 million, net borrowings under the Credit Facility (see Financing Arrangements below) of $96.9 million and net proceeds from the exercise of stock options of $0.5 million. This was partially offset by cash used from the decrease of short-term debt of $3.2 million and the repayment of the Old Credit Facility (see Financing Arrangements below) of $117.8 million. In Fiscal 1996, net cash provided by financing activities of $10.9 million is attributable to net proceeds from debt of $8.5 million and from the exercise of stock options of $2.4 million.

Working Capital

  The Company's working capital position, net of cash, increased to $14.5 million on January 3, 1998, from a deficit of $38.6 million on December 28, 1996, an improvement of $53.1 million.

  As of January 3, 1998, total current assets, net of cash, increased $5.8 million from the prior year to $176.5 million. Receivables and inventories increased $10.5 million and $7.9 million, respectively. The increase in receivables is primarily due to the increased sales activity in the fourth quarter of Fiscal 1997 (up $19.4 million, or 28.0%, versus prior year fourth quarter). The increase in inventories is primarily attributable to timing, as the Company had several spring launch dates scheduled in January 1998 (versus February-March in prior year) which necessitated the purchasing of inventory in the fourth quarter of Fiscal 1997. These increases were partially offset by a decrease in restricted cash, prepaid expenses and other current assets of $12.6 million due principally to an increase in the valuation allowance related to the Company's deferred tax assets.

  Total current liabilities decreased from $209.2 million on December 28, 1996 to $162.0 million on January 3, 1998, a decrease of $47.2 million. This decrease is due to reductions in short-term debt of $4.4 million, credit facility borrowing of $20.9 million, and payables and accrued expenses of $21.9 million.

Financing Arrangements

  In May 1997, the Company issued $80.0 million of 7% Convertible Subordinated Notes due June 1, 2004 (the "Convertible Notes"). The Convertible Notes are subordinated to all existing and future Senior Indebtedness (as defined therein). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed into common stock of the Company, at the option of the holder, at a conversion price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000, at redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1, commencing on December 1, 1997. Proceeds from the Convertible Notes were used to repay indebtedness under the Company's then existing credit agreement (the "Old Credit Facility").

  Simultaneously with the issuance of the Convertible Notes in May 1997, the Company entered into a new $150.0 million secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the Old Credit Facility. In connection with the repayment of the Old Credit Facility, the Company wrote-off deferred financing fees of $1.3 million in the second quarter. This write-off is presented as an extraordinary item on the statement of operations. In July 1997, BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. and Canadian accounts receivable and inventory (the "Borrowing Base"). The aggregate of letters of credit, foreign exchange contracts and banker acceptances may not exceed $80.0 million at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

  The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $96.8 million are classified as current due to the Company's lockbox arrangement (whereby payments by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

  As of January 3, 1998, the Borrowing Base was $111.2 million. Utilization under the Credit Facility at year end amounted to $102.0 million consisting of revolving loans of $74.3 million, banker acceptances of $22.5 million and outstanding letters of credit of $5.2 million. Accordingly, $9.2 million of the maximum available Borrowing Base remained unutilized as of January 3, 1998.

  Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. The foregoing LIBOR margin is subject to a reduction based upon the Company achieving certain interest coverage ratios specified in the Credit Facility. At January 3, 1998, revolving loans outstanding under the Credit Facility bore interest of 8.45% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. and Canadian assets.

  The Credit Facility, as amended, requires compliance with customary affirmative and negative covenants, including certain financial covenants. In November 1997, the Credit Facility was amended for one financial covenant with respect to the fourth quarter 1997 requirement of the Interest Coverage Ratio (as defined therein). The Company was in compliance with the amended financial covenant as of January 3, 1998. In January 1998, the Credit Facility was amended for the Interest Coverage Ratio requirements for the four quarterly periods in fiscal 1998. The Company believes that it will be in compliance with this amended financial covenant during 1998.

  Subsidiaries of the Company maintain asset based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. Total short-term borrowings outstanding under these financing arrangements were $9.0 million as of January 3, 1998. Interest is payable at the respective lender's base rate plus 1.5% (6.0% to 8.5% at year end). Additionally, letters of credit outstanding under these financing arrangements totaled $3.9 million at year end. The obligations are secured by first priority liens on the respective European assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

Capital Expenditures

  Capital expenditures were $5.9 million, $5.3 million and $5.8 million in Fiscal 1997, Fiscal 1996 and Fiscal 1995, respectively. Fiscal 1997 investments included $0.5 million on building improvements primarily to upgrade the heating system at the corporate office, $0.5 million on leasehold improvements primarily to open or remodel the Company's retail stores, $1.6 million to maintain and upgrade the Company's manufacturing facilities in Lumberton, North Carolina, Mission, Texas and Reynosa, Mexico, $0.7 million to maintain and upgrade the Company's distribution facility in Charlotte, North Carolina, $1.2 million in information technology to support improvements in networking and international operations and $1.4 million on various smaller projects and improvements.

  In Fiscal 1996, the Company spent $1.4 million on leasehold improvements primarily to open or remodel the Company's retail stores, $1.0 million to maintain and upgrade the Company's manufacturing facility in Lumberton, North Carolina, $0.9 million in information technology to support improvements in networking, retail store operations and international operations, $0.9 million to upgrade the Company's trade show booth and $1.1 million on various smaller projects and improvements. Fiscal 1995 investments included $2.3 million in new equipment and improvements to upgrade the Company's manufacturing facility in Lumberton, North Carolina, $0.8 million in computer equipment, $0.7 million to move the research and development offices to its present location, $0.7 million to support international expansion, $0.4 million to open four new retail stores, and the remaining $0.9 million was invested in various smaller projects.

YEAR 2000 SOFTWARE CHANGES

  A Company-wide task force has been established to review the possible effects of the Year 2000 issue on its business and to implement potential solutions.
The Company is also in communication with its suppliers, customers and others with which it does business to coordinate conversion efforts. All Year 2000 compliance related costs will be expensed as incurred. The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information system. See "Business-Risk Factor - Risks Associated with the Year 2000 Issue."

BACKLOG

  At the end of Fiscal 1997, the Company's global backlog was $129.5 million, compared to $183.3 million at the end of Fiscal 1996. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. Accordingly, a comparison of backlog as of two different dates is not necessarily meaningful.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". This Statement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement is required to be adopted in the Company's fiscal year-end 1998. This Statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

  The Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". This Statement requires an enterprise to report financial and descriptive information about its reportable operating income. Operating segments are components that are evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance. This Statement requires a business enterprise to report a measure of segment profit or loss, certain specific revenue and expense items (including interest, depreciation, and income taxes), and segment assets. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is required to be adopted in the Company's fiscal year-end 1998. Management has not yet completed its assessment of how this Statement will impact existing segment disclosures.

  The Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". This Statement revises employers' disclosures about pensions and other postretirement plans. The Statement does not change the measurement or recognition of those types of plans and, accordingly, will not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

  Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

  The information required by this Item is submitted in a separate section of this report. See Item 14 for index to financial statements required by this item.

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

  Not applicable.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

EXECUTIVE OFFICERS OF THE COMPANY

  The information required by this item with respect to the Company's directors is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 1998, which will be filed with the Securities and Exchange Commission on or before April 30, 1998 (the "1998 Proxy Statement"). Information required by this Item with respect to the Company's executive officers is set forth below.

NAME                                                                 AGE    POSITION
----                                                                 ---    --------
Glenn N. Rupp...................................................      53    Chairman of the Board and
                                                                            Chief Executive Officer
Donald J. Camacho...............................................      47    Senior Vice President and
                                                                            Chief Financial Officer
Edward C. Fredrick..............................................      51    Senior Vice President,
                                                                            Research and Development
Jack A. Green...................................................      52    Senior Vice President,
                                                                            General Counsel and Secretary
Thomas L. Nelson................................................      43    Senior Vice President,
                                                                            Sales/North America
Herbert R. Rothstein............................................      56    Senior Vice President, Production
James E. Solomon................................................      42    Senior Vice President, Marketing
Alistair M. Thorburn............................................      40    Senior Vice President, International
James E. Lawlor.................................................      44    Vice President, Finance and Treasurer

  MR. RUPP was elected Chairman of the Board and Chief Executive Officer by Converse's Board of Directors on April 11, 1996. From August 1994 to April 1996, Mr. Rupp was the Acting Chairman of McKenzie Sports Products, Inc. and a Strategic Planning Advisor for CRC Industries, Inc. Mr. Rupp was President and Chief Executive Officer of Simmons Upholstered Furniture Inc. ("Simmons") from August 1991 until May 1994. Prior to 1991, Mr. Rupp held various positions with Wilson Sporting Goods Co., including President and Chief Executive Officer from 1987 to 1991. Mr. Rupp is also a director of Consolidated Papers, Inc. and Johnson Worldwide Associates, Inc. In July 1994, a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code was filed on behalf of Simmons.

  MR. CAMACHO has served as Senior Vice President and Chief Financial Officer since September 1994. Previously, Mr. Camacho held the positions of Vice President and Controller from 1992 to 1994, Controller from 1984 to 1992, Assistant Controller from 1980 to 1984, and several other positions of increasing responsibility since 1974.

  DR. FREDERICK has served as Senior Vice President, Research and Development since April 1997. From February 1996 to April 1997, Dr. Frederick was a consultant to Converse through his wholly-owned consulting company, Exeter Research, Inc. ("Exeter") and held the title of Chief Product Executive of Converse. Dr. Frederick has been the President of Exeter since 1987. Since 1995, Dr. Frederick has also served as an Adjunct Professor in the Department of Exercise Sciences, School of Public Health and Health Sciences, University of Massachusetts. Dr. Frederick worked as a consultant for adidas, AG in the fields of development, design and technology from 1991 to 1996. Previously, Dr. Frederick worked as the Director of Research for Nike from 1980 to 1986 and as a design consultant for Nike from 1978 to 1980 and from 1986 to 1990.

  MR. GREEN has served as Senior Vice President, General Counsel and Secretary since August 1985, having joined the Company as Vice President, Legal in 1983.

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

  MR. ROTHSTEIN has served as Senior Vice President, Production since January 1996. Previously, Mr. Rothstein was Senior Vice President, Sourcing from 1992 to 1996, Senior Vice President of Materials Management and Manufacturing from 1991 to 1992 and Vice President of Materials Management from 1988 to 1991. Before joining Converse, Mr. Rothstein held several senior management positions with Reebok International Ltd. from 1985 to 1988; Morse Shoe Inc. from 1973 to 1985, BGS Shoe Corporation from 1969 to 1972 and Signet from 1964 to 1969.

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

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

  The information required by this Item is incorporated by reference from the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

  The information required by this Item is incorporated by reference from the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

  The information required by this Item is incorporated by reference from the 1998 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)  List of documents filed as part of this report.

     1.   Financial statements:

          The following consolidated financial statements are included in Item 8 and presented as a separate section of this report:

                                                                                 Page
                                                                                 ---

          Report of Independent Accountants                                      F-2

          Consolidated Balance Sheet at
          December 28, 1996 and January 3, 1998                                  F-3

          For each of the fiscal years ended December 30, 1995, December 28, 1996 and January 3, 1998:

               Consolidated Statement of Operations                              F-4
               Consolidated Statement of Cash Flows                              F-5
               Consolidated Statement of Stockholders' Equity (Deficiency)       F-6

          Notes to Consolidated Financial Statements                             F-7

     2.   Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts                   F-26

     All other schedules are omitted because they are not applicable or because the required information is presented in the consolidated financial statements or notes thereto.

     3.   Exhibits

          3.1  Restated Certificate of Incorporation (3)

          3.2  By-laws (3)

          4. Indenture dated as of May 21, 1997 between Converse and First Union National Bank, as Trustee, relating to Converse Inc. 7% Convertible Subordinated Notes due 2004 in the principal amount of $80.0 million, including the form of Note (12)

          10.1 Credit Agreement dated as of May 21, 1997, among Converse Inc., its subsidiaries, BT Commercial Corporation, as agent, and the financial institutions party thereto (the "Credit Agreement")
               (12)

          10.2 Amendment Number One to Credit Agreement (12)

          10.3 Amendment Number Two to Credit Agreement*

          10.4  Amendment Number Three Credit Agreement*

          10.5 Converse Inc. 1994 Stock Option Plan, as Amended and Restated as of July 30, 1997 (13)

          10.6 Converse Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated as of July 30, 1997 (13)

          10.7 Amendment and Reaffirmation of Lease dated June 29, 1988, between Godley Construction Company Inc. ("Godley") and Converse Inc. and Lease Agreement dated as of March 26, 1974, between Godley and Charlotte Footwear, Inc. (1)

          10.8 Sublease Agreement dated as of September 28, 1993, between Kmart Corporation and Converse Inc. (1)

          10.9 Registration Rights Agreement dated as of November 17, 1994, between Apollo Interco Partners, L.P. and Converse Inc. (3)

          10.10 Consulting Agreement dated as of November 17, 1994, between Apollo Advisors, L.P. and Converse Inc. (3)

          10.11 Converse Inc. Executive Incentive Plan (1)

          10.12 Converse Inc. Team Incentive Plan (1)

          10.13 Converse Inc. Supplemental Executive Retirement Plan (6)

          10.14 Agreement among Julius W. Erving, the Erving Group and Converse Inc., dated October 1, 1984 as amended by an Amendment dated September 16, 1988, a Second Amendment dated July 18, 1989, a Third Amendment dated October 17, 1991, and a Fourth Amendment dated February 7, 1994 (2)

          10.15 Fifth Amendment to Agreement among Julius W. Erving, The Erving Group, Inc. and Converse Inc. (5)

          10.16 Sixth Amendment to Agreement among Julius W. Erving, the Erving Group, Inc. and Converse Inc.(8)

          10.17 Seventh Amendment to Agreement among Julius W. Erving, the Erving Group, Inc. and Converse Inc.(7)

          10.18 Lease Agreement dated as of January 3, 1995 between Talbot Operations Inc. and Converse Inc. (4)

          10.19 Employment Agreement between Converse and Glenn N. Rupp (8)

          10.20 Employment Agreement between Converse and James Solomon (9)

          10.21 Employment Agreement between Converse and Donald J. Camacho (6)

          10.22 Form of Employment Agreement dated as of October 25, 1995, between Converse and each of the following: Jack A. Green, Herbert R. Rothstein, Alistair Thorburn, Thomas L. Nelson and James E. Lawlor (6)

          10.23 Employment Agreement between Converse and Edward C. Frederick
                (11)

          10.24 Amended and Restated Accommodation Letter (10)

          10.25 Consultant's Agreement between Converse and Exeter Research, Inc. (11)

          10.26 Letter regarding joint basketball promotion between Converse, Footlocker and Julius Erving (11)

          10.27 Purchase Agreement dated June 1, 1997 between Converse and Exeter Research, Inc. (12)

          21.   List of subsidiaries*

          23.   Consent of Price Waterhouse LLP*

          27    Financial Data Schedule*

                *   Filed herewith

(1) Filed as an Exhibit to Converse Inc. Form 10 dated October 14, 1994 filed with the SEC on October 14, 1994, and incorporated by reference herein.

(2) Filed as an Exhibit to Converse Inc. Form 10/A Amendment No. 1, filed with the SEC on November 8, 1994, and incorporated by reference herein.

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

(10) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-K for year ended December 28, 1996, and incorporated herein by reference.

(11) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended March 29, 1997, and incorporated by reference herein.

(12) Filed as an Exhibit by Converse Inc. Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, and incorporated by reference herein.

  (13) Filed as an Exhibit by Converse Inc. Quarterly Report on Form 10-Q for the quarter ended September 29, 1997, and incorporated by reference herein.

       (b) No reports on Form 8-K were filed by the Company during the last quarter of Fiscal 1995.

       UPON WRITTEN REQUEST TO THE COMPANY'S SECRETARY, THE COMPANY WILL FURNISH SHAREHOLDERS WITH A COPY OF ANY OR ALL SUCH EXHIBITS REQUESTED AT A CHARGE OF TEN CENTS PER PAGE, WHICH REPRESENTS THE COMPANY'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBITS.




                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Reading, Massachusetts on March 31, 1998.

                                             CONVERSE INC.

                                             By:  /s/ Glenn N. Rupp
                                                  -----------------
                                                  Glenn N. Rupp
                                                  Chairman of the Board and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.


SIGNATURE                                        TITLE                                        DATE
---------                                        -----                                        ----
/s/ Glenn N. Rupp                 Chairman of the Board, Chief Executive Officer              March 31, 1998
--------------------------------
Glenn N. Rupp                     and Director (Principal Executive Officer)

/s/ Donald J. Camacho             Senior Vice President and Chief Financial Officer           March 31, 1998
--------------------------------
Donald J. Camacho                 (Principal financial and Accounting Officer)

/s/ Donald J. Barr                Director                                                    March 31, 1998
--------------------------------
Donald J. Barr

/s/ Leon D. Black                 Director                                                    March 31, 1998
--------------------------------
Leon D. Black

/s/ Julius W. Erving              Director                                                    March 31, 1998
--------------------------------
Julius W. Erving

/s/ Robert H. Falk                Director                                                    March 31, 1998
--------------------------------
Robert H. Falk

/s/ Gilbert Ford                  Director                                                    March 31, 1998
--------------------------------
Gilbert Ford

/s/ Michael S. Gross              Director                                                    March 31, 1998
--------------------------------
Michael S. Gross

/s/ John J. Hannan                Director                                                    March 31, 1998
--------------------------------
John J. Hannan

/s/ Joshua J. Harris              Director                                                    March 31, 1998
--------------------------------
Joshua J. Harris

/s/ John H. Kissick               Director                                                    March 31, 1998
--------------------------------
John H. Kissick

/s/ Richard B. Loynd              Director                                                    March 31, 1998
--------------------------------
Richard B. Loynd

/s/ Michael D. Weiner             Director                                                    March 31, 1998
--------------------------------
Michael D. Weiner

                        CONVERSE INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                         --------
Report of Independent Accountants                                                                          F-2

Consolidated Balance Sheet.............................................................................    F-3

Consolidated Statement of Operations...................................................................    F-4

Consolidated Statement of Cash Flows...................................................................    F-5

Consolidated Statement of Stockholders' Equity.........................................................    F-6

Notes to Consolidated Financial Statements.............................................................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Converse Inc.

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Converse Inc. and its subsidiaries at December 28, 1996 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Boston, Massachusetts
February 18, 1998

                        CONVERSE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                              DECEMBER 28, 1996   JANUARY 3, 1998
                                                                                              ------------------  ----------------
ASSETS
Current assets:
 Cash and cash equivalents..................................................................       $  5,908            $  5,738
 Restricted cash............................................................................          1,354                 ---
 Receivables, less allowances of $1,994 and $2,066, respectively............................         61,546              72,083
 Inventories (Note 5).......................................................................         86,799              94,681
 Prepaid expenses and other current assets (Note 10)........................................         20,965               9,713
                                                                                                   --------            --------
     Total current assets...................................................................        176,572             182,215
Net property, plant and equipment (Note 6)..................................................         17,849              20,086
Other assets (Note 10)......................................................................         28,182              32,393
                                                                                                   --------            --------
                                                                                                   $222,603            $234,694
                                                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Short-term debt (Note 8)...................................................................       $ 13,421            $  9,036
 Credit facility (Note 8)...................................................................        117,765              96,844
 Accounts payable...........................................................................         49,503              41,318
 Accrued expenses (Note 7)..................................................................         25,124              14,279
 Income taxes payable (Note 10).............................................................          3,407                 478
                                                                                                   --------            --------
     Total current liabilities..............................................................        209,220             161,955
Long-term debt (Note 8).....................................................................          9,644              80,000
Current assets in excess of reorganization value (Note 2)...................................         32,376              30,299
Accrued postretirement benefits other than pensions (Note 11)...............................         10,231              10,422
Commitments and contingencies (Note 14)
Stockholders' equity (deficiency):
 Common stock, $1.00 stated value, 50,000,000 shares authorized, 17,213,156 and
     17,317,956 shares issued and outstanding at December 28, 1996 and
     January 3, 1998, respectively..........................................................         17,213              17,318
 Preferred stock, no par value, 10,000,000 shares authorized, none issued and
     outstanding............................................................................            ---                 ---
 Additional paid-in capital.................................................................          5,392               2,271
 Retained deficit...........................................................................        (60,265)            (65,314)
 Foreign currency translation adjustment....................................................         (1,208)             (2,257)
                                                                                                   --------            --------
     Total stockholders' equity (deficiency)................................................        (38,868)            (47,982)
                                                                                                   --------            --------
                                                                                                   $222,603            $234,694
                                                                                                   ========            ========

See accompanying notes to consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          FISCAL YEAR ENDED
                                                                      -------------------------------------------------------
                                                                      DECEMBER 30, 1995   DECEMBER 28, 1996   JANUARY 3, 1998
                                                                      -----------------   -----------------   ---------------
Net sales..............................................................        $407,483            $349,335          $450,199
Cost of sales..........................................................         293,948             263,098           329,258
                                                                               --------            --------          --------
Gross profit...........................................................         113,535              86,237           120,941

Selling, general and administrative expenses...........................         146,332             114,888           127,261
Royalty income.........................................................          17,257              27,638            22,569
Restructuring expense (credit) (Note 4)................................          14,182              (1,177)            1,537
                                                                               --------            --------          --------
Earnings (loss) from operations........................................         (29,722)                164            14,712

Loss (credit) on investment in unconsolidated subsidiary
     (Note 3)..........................................................          52,160              (1,362)          (12,537)
Interest expense.......................................................          14,043              17,776            15,374
Other expense, net (Note 15)...........................................           3,966               6,319             3,026
                                                                               --------            --------          --------
Earnings (loss) from continuing operations before income taxes.........         (99,891)            (22,569)            8,849

Income tax expense (benefit) (Note 10).................................         (28,144)             (4,134)           13,154
                                                                               --------            --------          --------
Loss from continuing operations........................................         (71,747)            (18,435)         (  4,305)

Extraordinary loss, net of income tax benefit of $576 (Note 9).........             ---                 ---               744

Net loss...............................................................        $(71,747)           $(18,435)         $ (5,049)
                                                                               ========            ========          ========
Net basic and diluted loss per share (Note 2):
     Continuing operations.............................................          $(4.30)             $(1.10)         $  (0.25)
     Extraordinary loss................................................             ---                 ---             (0.04)
                                                                               --------            --------          --------
     Net loss..........................................................          $(4.30)             $(1.10)         $  (0.29)
                                                                               ========            ========          ========
Weighted average common shares outstanding (Note 2)....................          16,692              16,761            17,272
                                                                               ========            ========          ========


See accompanying notes to consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                 FISCAL YEAR ENDED
                                                                             ------------------------------------------------------
                                                                             DECEMBER 30, 1995   DECEMBER 28, 1996  JANUARY 3, 1998
                                                                             -----------------   -----------------  ---------------
Cash flows from operating activities:
 Net loss.....................................................................      $(71,747)          $(18,435)       $  (5,049)
 Adjustments to reconcile net loss to net cash provided by (required for)
  operating activities:
 Loss (credit) on investment in unconsolidated subsidiary, less cash payments
  of $28,763, $3,439 and $8,064, respectively.................................        23,397             (4,801)         (20,601)
 Provision for restructuring actions, less cash payments of $1,230, $5,316
  and $3,763, respectively....................................................        12,952             (6,493)          (2,226)
 Extraordinary loss on write-off of deferred financing fees...................          ----               ----            1,320
 Depreciation of property, plant and equipment................................         2,744              3,100            3,589
 Amortization of intangible assets............................................           471                539              548
 Amortization of current assets in excess of reorganization value.............        (2,078)            (2,078)          (2,077)
 Deferred income taxes........................................................       (18,551)            (5,614)          11,709
Changes in assets and liabilities:
 Receivables..................................................................         7,940               (759)         (12,359)
 Inventories..................................................................        18,546             (5,844)          (8,775)
 Prepaid expenses and other current assets....................................        (9,750)            10,859              114
 Accounts payable and accrued expenses........................................           912             16,889           (8,751)
 Income taxes payable.........................................................           223              1,612           (2,929)
 Other long-term assets and liabilities.......................................          (966)             3,009           (2,620)
                                                                                    --------           --------        ---------
  Net cash required for operating activities..................................       (35,907)            (8,016)         (48,107)
                                                                                    --------           --------        ---------
Cash flows from investing activities:
 Proceeds from disposal of assets.............................................           ---              5,101              ---
 Additions to property, plant and equipment...................................        (5,760)            (5,305)          (5,909)
                                                                                    --------           --------        ---------
  Net cash used by investing activities.......................................        (5,760)              (204)          (5,909)
                                                                                    --------           --------        ---------
Cash flows from financing activities:
 Net proceeds from exercise of stock options..................................           ---              2,385              512
 Net proceeds from (payment of) short-term debt...............................         8,093                231           (3,236)
 Net proceeds from (repayment of) old credit facility.........................        32,185              8,261         (117,765)
 Net borrowings under  new credit facility....................................           ---                ---           96,844
 Net proceeds from bond issue.................................................           ---                ---           76,400
                                                                                    --------           --------        ---------
  Net cash provided by financing activities...................................        40,278             10,877           52,755
                                                                                    --------           --------        ---------
Effect of foreign currency rate fluctuations on cash and cash equivalents.....          (865)               513            1,091
                                                                                    --------           --------        ---------
Net increase (decrease) in cash and cash equivalents..........................        (2,254)             3,170             (170)
Cash and cash equivalents at beginning of period..............................         4,992              2,738            5,908
                                                                                    --------           --------        ---------
Cash and cash equivalents at end of period....................................      $  2,738           $  5,908        $   5,738
                                                                                    ========           ========        =========
Supplemental Disclosures:
 Cash payments for (refunds of) income taxes, net.............................      $  5,081           $(10,150)       $   3,719
                                                                                    ========           ========        =========
 Cash payments for interest...................................................      $ 12,276           $ 13,283        $  16,663
                                                                                    ========           ========        =========


See accompanying notes to consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                     FOREIGN             TOTAL
                                                                                  RETAINED           CURRENCY        STOCKHOLDERS'
                                                  COMMON      ADDITIONAL          EARNINGS          TRANSLATION         EQUITY
                                                  STOCK    PAID-IN CAPITAL        (DEFICIT)         ADJUSTMENT       (DEFICIENCY)
                                                 --------  ---------------        ---------         -----------      ------------
Balance, December 31, 1994                        $16,692          $  ----        $ 29,917            $(1,622)          $ 44,987
Net loss                                                                           (71,747)                              (71,747)
Foreign currency translation                                                                              547                547
Issuance of common stock warrants (Note 3)                           3,528                                                 3,528
                                                 --------       ----------        --------            -------         ----------
Balance, December 30, 1995                         16,692            3,528         (41,830)            (1,075)           (22,685)
Net loss                                                                           (18,435)                              (18,435)
Foreign currency translation                                                                             (133)              (133)
Exercise of common stock options                      521            1,864                                                 2,385
                                                 --------       ----------        --------            -------         ----------
Balance, December 28, 1996                         17,213            5,392         (60,265)            (1,208)           (38,868)
Net loss                                                                            (5,049)                               (5,049)
Foreign currency translation                                                                           (1,049)            (1,049)
Exercise of common stock options                      105              407                                                   512
Cancellation of common stock warrants (Note 3)                      (3,528)                                               (3,528)
                                                 --------       ----------        --------            -------         ----------
Balance, January 3, 1998                          $17,318          $ 2,271        $(65,314)           $(2,257)          $(47,982)
                                                 ========       ==========        ========            =======         ==========


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

Fiscal year

     Converse's fiscal year end is the Saturday closest to December 31 in each year. For 1997, Converse's fiscal year ended on January 3, 1998 ("Fiscal 1997"); for 1996, Converse's fiscal year ended on December 28, 1996 ("Fiscal 1996"); and for 1995, Converse's fiscal year ended December 30, 1995 ("Fiscal 1995"). Fiscal year 1997 includes 53-weeks whereas Fiscal years 1996 and 1995 include 52-weeks.

Basis of consolidation

     The consolidated financial statements include the accounts of Converse and its subsidiaries. All material intercompany transactions are eliminated in consolidation.

     As more fully described in Note 3, effective May 18, 1995, Converse acquired 100% of the outstanding common stock of Apex One, Inc. ("Apex"). On August 11, 1995, Converse stopped funding the operations of Apex. As a result of this decision, Apex was unable to meet its obligations, ceased operations and on September 14, 1995 filed for Chapter 11 bankruptcy protection. Because Converse's control of Apex was temporary in nature, its investment in Apex has been recorded as an unconsolidated equity investment. Accordingly, the accompanying consolidated financial statements do not include the accounts of Apex.

Management estimates

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

Fair value of financial instruments

     The carrying amount of cash, cash equivalents, trade receivables and trade payables approximates their fair value because of the short maturity of these financial instruments. The fair value of Converse's long-term instruments is estimated based on market values for similar instruments and approximates their carrying value at December 28, 1996 and January 3, 1998. As described in Note 3, at December 28, 1996, the Apex subordinated notes and common stock warrants were carried within the accompanying consolidated balance sheet at their originally recorded amounts of $9,644 and $3,528, respectively. In the first quarter of 1997, Converse settled substantially all of the remaining material claims between the Company and the former owners of Apex. See Note 3.

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

Foreign currency transactions

  Assets and liabilities of international operations are translated into U.S. dollars at current exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are recorded in a separate component of stockholders' equity. Other foreign currency transaction gains and losses are included in the determination of net income.

     During Fiscal 1997, the Company used foreign exchange forward contracts and put options to protect the Company from the effects of changes in foreign exchange rates on the statement of operations. These instruments do not qualify for hedge accounting. At January 3, 1998, the Company had open "out of the money" put options totaling $15.1 million with a maximum remaining term to maturity of less than one year and no open foreign exchange forward contracts. Net realized losses of $214 related to these transactions have been reflected in the statement of operations for the year ended January 3, 1998.

Revenue recognition

     Revenue from the sale of product is recognized at the time of shipment. Royalty income is recognized by Converse upon the shipment of product by the licensees to the ultimate customer.

Advertising

     Advertising production costs are expensed the first time an advertisement is run. Media placement costs are expensed the first time the advertising appears.

Endorsement contracts

     Accounting for endorsement contracts is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts.

Earnings per share

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128) was issued which supersedes the old methodology for calculation of earnings per share, as promulgated under APB Opinion No. 15. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and convertible subordinated debentures) and "diluted" earnings per share. The Statement was adopted in Fiscal 1997, and all prior periods were retroactively restated. For the fiscal years ended December 30, 1995, December 28, 1996 and January 3, 1998, basic and diluted earnings per share are the same.

Concentration of risk

     Converse purchases dyed canvas raw material primarily from two dye houses. A change in dye houses could cause a delay in manufacturing; however, management does not expect such a change to impact long-term supply due to the existence of alternative suppliers.

     Financial instruments which potentially expose the Company to concentration of credit risk include trade accounts receivable and put option contracts. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their international dispersion. In addition, the Company maintains reserves for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations. Concentration of credit risk with respect to put option contracts is limited because the Company maintains these financial instruments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

Reclassifications

     Certain amounts in the prior year financial statements and related notes have been reclassified to conform with the Fiscal 1997 presentation.

3.   LOSS ON INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     On May 18, 1995, Converse consummated the acquisition of Apex. Under the terms of the Securities Purchase Agreement, the total consideration paid by Converse to the sellers in exchange for 100% of the outstanding common stock consisted of: (i) subordinated promissory notes in the aggregate principal amount of $11,000 discounted to $9,644 at a rate of 12%; and (ii) warrants, expiring May 18, 2000, to purchase 1,750,000 shares of Converse common stock at an exercise price of $11.40 with an aggregate value of $3,528 at the date of the acquisition.

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

     As a result of the significant operations and financial difficulties discovered subsequent to the acquisition of Apex, Converse performed an investigation of potential breaches of representations and warranties by Apex and its former owners in connection with Converse's purchase of Apex. In November 1995, Converse paid into escrow, as opposed to paying the former owners directly, the first interest payment of $443 pertaining to the subordinated notes issued as part of the Apex purchase price. Converse also paid the May 1996 and November 1996 interest payments into escrow. In January 1996, certain former owners of Apex filed suit against Converse seeking a declaratory judgment that they were entitled to payment of this interest. In March 1996, Converse filed a counter claim against these former Apex owners for breach of warranty and other claims relating to the Apex purchase (together the "State Court Action"). In January 1997, a jury ruled unanimously in favor of Converse and against each of the four former owners of Apex who were parties to the State Court Action. In connection with the favorable jury verdict, the Company was awarded damages against each of the four former Apex owners. Subsequently, the Company entered into settlement agreements with three of these parties, whereby subordinated notes, common stock warrants and other contractual obligations issued to such parties by Converse in connection with the acquisition of Apex were delivered to the Company, together with a cash payment of $2,000 by one of the former owners, in satisfaction of Converse's indemnification claims. Separately, during the first quarter of 1997, the Company entered into settlement agreements with substantially all of the remaining former owners of Apex who were not parties to the State Court Action, whereby these former owners acknowledged their obligations to Converse for indemnification claims under the Securities Purchase Agreement. As part of these settlements, the former owners delivered to Converse in full satisfaction of Converse's indemnification claims their subordinated notes, common stock warrants and other contractual obligations issued by Converse to these parties in connection with the acquisition of Apex.

     As a result of the Chapter 11 bankruptcy filing, various lawsuits were filed against Converse alleging that the Company was liable for the debts of Apex. Claims in connection with these lawsuits totaled approximately $6,500. Despite Converse's belief that it had valid defenses to the claims made, the Company entered into settlement discussions with the Apex estate in order to avoid defending these lawsuits and incurring the associated legal fees. In February 1997, the United States Bankruptcy Court confirmed the Apex plan of liquidation pursuant to which Converse made a $4,400 payment to the Apex estate and a $500 payment to certain creditors of Apex during the first quarter of 1997. In addition, Converse withdrew its claims against Apex. The confirmed plan also included injunction and release provisions which preclude Apex or its creditors from bringing or continuing any Apex-related claims against Converse.

     The following table summarizes the Fiscal 1995, 1996 and 1997 activity relating to Apex:

                                                                                      CONTRACTUAL
                                                                                      OBLIGATIONS,
                                                                                          BANK
                                                                   FUNDING            GUARANTEES,
                                                   INITIAL         PROVIDED          PROFESSIONAL
                                                  INVESTMENT        MAY 18 -        FEES  AND OTHER      LOSS ON SALE OF
                                                    IN APEX     AUGUST 11, 1995      CLOSING COSTS       APEX INVENTORY     TOTAL
                                                  ---------     ---------------     ---------------      ---------------    -----
Loss as of July 1, 1995......................      $ 13,172        $ 10,422             $ 18,005            $   ---       $ 41,599

Changes in estimates.........................          ----            ----                2,680              7,881         10,561
Charges/write-offs...........................       (13,172)        (10,422)             (10,460)            (7,881)       (41,935)
                                                    -------         -------              -------             ------        -------
December 30, 1995 Balance....................          ----            ----               10,225               ----         10,225
Changes in estimates.........................          ----            ----               (1,877)               515         (1,362)
Charges/write-offs...........................          ----            ----               (2,924)              (515)        (3,439)
                                                    -------         -------              -------             ------        -------
December 28, 1996 Balance....................          ----            ----                5,424               ----          5,424
Changes in estimates.........................       (13,172)           ----                  635               ----        (12,537)
Charges/write-offs...........................        13,172            ----               (6,059)              ----          7,113
                                                    -------         -------              -------             ------        -------
January 3, 1998 Balance......................      $   ----        $   ----             $   ----            $  ----       $   ----
                                                    =======         =======              =======             ======        =======




     During 1995, Converse recorded a $41,599 loss on its unconsolidated equity investment in Apex, as described above. During the fourth quarter of 1995, Converse recorded an additional $10,561 loss on its unconsolidated equity investment in Apex, resulting in a total loss of $52,160. This additional loss was comprised of unanticipated losses of $7,881 on the fourth quarter sale of Apex inventory purchased by Converse for sale to independent third parties and additional contractual obligations, professional fees and other closing costs of $2,680. This additional amount was a result of changes in estimates made during the fourth quarter of 1995 due to previously unanticipated events and circumstances.

     During 1996, the Company recorded a $1,362 credit on investment in unconsolidated subsidiary which was comprised of: (i) an additional loss of $515 relating to unanticipated credits issued to customers to settle claims of discrepancies on shipments of the Apex inventory; and (ii) a credit of $1,877 relating to the Company's entering into agreements with two of the former owners of Apex to settle certain obligations for less than originally anticipated, resulting in a reduction in the accrual for the loss on investment in unconsolidated subsidiary.

     In the first quarter of 1997, as stated above, the Company prevailed in a breach of warranty lawsuit brought against several former owners of Apex. Subsequently, the Company entered into settlement agreements with substantially all of the former owners of Apex. As a result of these settlements in the first quarter, the Company recorded a credit on investment in unconsolidated subsidiary of $13,051. In the fourth quarter of 1997, the Company recorded a loss on investment in unconsolidated subsidiary of $514 relating to the settlement of outstanding litigation with the one remaining former Apex owner and final settlement of a vendor suit against the Company. The net activity for Fiscal 1997 was a credit on investment in unconsolidated subsidiary of $12,537. At January 3, 1998, there were no remaining claims by or against the Company relating to its 1995 acquisition of Apex, and one former owner of Apex continues to hold subordinated notes issued by Converse in the amount of $774. This amount is included within accrued expenses in the accompanying consolidated balance sheet.

4.   RESTRUCTURING CHARGES

     During 1995, Converse recorded restructuring charges of $14,182 relating primarily to initiatives aimed at reducing future operating costs, including domestic manufacturing, global distribution, marketing, and general and administrative costs.

     The Company recorded a restructuring charge of $2,100 in the fourth quarter of 1997, in order to bring the Company's expenses more in line with projected revenues as a result of the uncertainty caused by the recent industry downturn and the related oversupply of inventory in the marketplace. This restructuring charge related to a workforce reduction and elimination of certain unprofitable retail stores.

   The following table summarizes the Fiscal 1995, 1996 and 1997 activity relating to these initiatives:



                                                  LOSS       EMPLOYEE                                 REDUCTION IN
                                   CONTRACT     (CREDIT)     SEVERANCE       LEASE        RETAIL     LIABILITY FOR
                                 TERMINATION    ON ASSET     & RELATED    TERMINATION     STORE      POSTRETIREMENT
                                    COSTS       DISPOSALS      COSTS         COSTS        CLOSINGS      BENEFITS        TOTAL
                                ------------   ----------   ----------    -----------     --------   --------------     -----
1995 restructuring accrual...        $ 6,150    $ 4,807       $ 2,502         $1,453          ----          $ ( 730)    $14,182
Charges/write-offs...........           (415)    (4,807)         (815)          ----          ----              730      (5,307)
                                ------------   ----------    ---------    -----------     --------    --------------    -------
December 30, 1995 Balance....          5,735       ----         1,687          1,453          ----             ----       8,875
Changes in estimates  .......         (1,000)    (1,533)        1,356           ----          ----             ----      (1,177)
Charges/write-offs...........         (3,233)     1,533          (587)          (889)         ----             ----      (3,176)
                                ------------   ----------   ----------    -----------     --------    --------------    -------
December 28, 1996 Balance....          1,502       ----         2,456            564          ----             ----       4,522
Changes in estimates  .......           ----       ----          ----         $ (564)         ----             ----        (564)
1997 restructuring...........            444       ----         1,192           ----           464             ----       2,100
Charges/write-offs...........         (1,633)      ----        (1,987)          ----          ----             ----      (3,620)
                                ------------   ----------   ----------    -----------     --------    --------------    -------
January 3, 1998 Balance......        $   313    $  ----       $ 1,661         $ ----          $464         $   ----     $ 2,438
                                ============   ==========   ==========    ===========     ========    ==============    =======

   During 1995, Converse recorded restructuring charges totaling $14,182. Principal costs included in the charge were: (i) contract termination costs relating to licensed apparel and certain marketing activities; (ii) estimated losses on the sale or disposal of assets, including a writedown for the proposed sale of a warehouse facility in Chester, South Carolina; (iii) costs for employee severance and related benefits for the termination of 140 employees; and (iv) lease termination costs relating to the shutdown of the manufacturing facility in Mission, Texas and a distribution facility in the United Kingdom.

   During the second quarter of 1996, the Company sold the warehouse facility in Chester, South Carolina. Proceeds from this sale exceeded the Company's estimate, resulting in a reversal of $2,209 of restructuring reserves. During the third quarter of 1996, certain contracts were terminated on terms more advantageous than originally anticipated resulting in a reversal of $1,000 of restructuring accruals. In addition, while implementing its fourth quarter 1995 restructuring plans, the Company incurred additional severance charges of $1,000 and $356 in the third and fourth quarters of 1996, respectively, and additional asset write-offs of $676 during the fourth quarter of 1996. Such additional charges were in excess of previously estimated amounts.

   During the first quarter of 1997, the Company re-opened the manufacturing facility located in Mission, Texas for cutting and limited production due to an unexpected increase in demand for athletic originals products. Accordingly, the remaining lease termination restructuring reserve of $564 was reversed into income. During the fourth quarter of 1997, the Company recorded a restructuring charge of $2,100. The costs included in the charge were primarily: (i) employee severance and related benefits for the termination of 35 employees; (ii) costs related to the closing of three unprofitable retail stores; and (iii) termination costs related to marketing endorser contracts. All remaining restructuring liabilities represent fixed amounts to be paid out over the next two years.

5. INVENTORIES

   Inventories are summarized as follows:

                                           DECEMBER 28, 1996   JANUARY 3, 1998
                                           -----------------   ---------------
   Retail merchandise...............             $ 6,298             $ 5,245
   Finished products................              73,887              81,311
   Work-in-process..................               3,320               4,560
   Raw materials....................               3,294               3,565
                                                --------           ---------
                                                 $86,799             $94,681
                                                ========           =========

6. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following:

                                                    ESTIMATED
                                                     USEFUL
                                                  LIFE (YEARS)        DECEMBER 28, 1996        JANUARY 3, 1998
                                                  ------------        -----------------        ---------------
Building and leasehold improvements                    5 - 10                  $ 5,734                $ 7,832
Machinery and equipment......................          3 - 11                    9,890                 12,012
Furniture and fixtures.......................           5 - 8                    2,448                  2,944
Office and computer equipment................               7                    7,272                  8,381
                                                                           -----------              ---------
                                                                                25,344                 31,169
Less accumulated depreciation................                                    7,495                 11,083
                                                                           -----------              ---------
                                                                               $17,849                $20,086
                                                                           ===========              =========

7. ACCRUED EXPENSES

   Accrued expenses consisted of the following:

                                                            DECEMBER 28, 1996              JANUARY 3, 1998
                                                            -----------------              ---------------
   Employee compensation..........................              $ 3,543                         $ 3,325
   Advertising and promotion......................                3,432                           2,520
   Customer deposits..............................                2,943                              61
   Accrued interest...............................                2,160                           1,155
   Restructuring charges..........................                4,522                           2,438
   Loss on investment in unconsolidated
       subsidiary.................................                5,424                            ----
   Other..........................................                3,100                           4,780
                                                               --------                        --------
                                                                $25,124                         $14,279
                                                               ========                        ========

8. DEBT

   Debt consisted of the following:

                                                            DECEMBER 28, 1996              JANUARY 3, 1998
                                                            -----------------              ---------------
Current:
   Short-term debt...................................             $ 13,421                       $ 9,036
   Credit facility...................................                 ----                       $96,844
   Old credit facility...............................             $117,765                          ----
 Long-Term:
   Convertible subordinated notes....................                 ----                       $80,000
   Subordinated notes (Apex).........................             $  9,644                          ----

Short-term debt

   Converse maintains asset based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow the Company to borrow against varying percentages of eligible customer receivable balances based on pre-established credit lines, along with varying percentages of inventory, as defined. Interest is payable at the respective lender's base rate plus 1.5% (6.0% to 8.5% at January 3, 1998). The obligations are secured by a first priority lien on the respective European assets being financed. In addition, Converse has provided guarantees of these borrowings in certain of the European countries.

Credit facility

   Simultaneously with the issuance of the $80,000 principal amount of Convertible Subordinated Notes (the "Convertible Notes") in May 1997 (see below), the Company entered into a new $150,000 secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the indebtedness under the Company's then existing credit agreement (the "Old Credit Facility"). In connection with the repayment of the Old Credit Facility, the Company wrote-off deferred financing fees of $1,320 in the second quarter. This write-off is presented as an extraordinary item on the statement of operations. In July 1997, BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. and Canadian accounts receivable and inventory (the "Borrowing Base"). The aggregate of letters of credit, foreign exchange contracts and banker acceptances may not exceed $80,000 at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

   The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $96,844 are classified as current due to the Company's lockbox arrangement (whereby payments by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

   As of January 3, 1998, the Borrowing Base was $111,197. Utilization under the Credit Facility at year end amounted to $101,964 consisting of revolving loans of $74,256, banker acceptances of $22,588 and outstanding letters of credit of $5,120. Accordingly, $9,233 of the maximum available Borrowing Base remained unutilized as of January 3, 1998.

   Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. The foregoing LIBOR margin is subject to reduction based upon the Company achieving certain interest coverage ratios specified in the Credit Facility. At January 3, 1998, revolving loans outstanding under the Credit Facility bore interest of 8.45% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. and Canadian assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. In November 1997, the Credit Facility was amended to adjust one financial covenant pertaining to the fourth quarter 1997 Interest Coverage Ratio, as defined therein. The Company was in compliance with this amended financial covenant as of January 3, 1998. In January 1998, the Credit Facility was amended to adjust the Interest Coverage Ratio requirements for the four quarterly periods in fiscal 1998. The Company believes that it will be in compliance with this amended financial covenant during 1998.

   The Credit Facility provides for customary ongoing fees including an unused line fee of .50% per annum on the unutilized portion of the credit commitment and fees with respect to documentary or stand-by letters of credit varying from 1.25% to 2.25% per annum on the outstanding face amount of the respective credit. The Company is obligated to pay BTCC, as agent for the Credit Facility, an annual collateral management fee of $100.

   In May 1997, the Company paid a funding fee with respect to the Credit Facility of 2% of the total commitment, or $3,000, to BTCC. In November 1997, a fee of $150 was paid to the Banks with respect to the above-referenced amendment executed on November 21, 1997. The Company has capitalized these fees and is amortizing these costs over the term of the Credit Facility. Accordingly, unamortized financing fees relating to the Credit Facility, recorded in other assets on the consolidated balance sheet of the Company, were $2,780 at January 3, 1998. Unamortized financing fees of $2,014 with respect to the Old Credit Facility were included in other assets on the consolidated balance sheet of the Company at December 28, 1996.

Convertible subordinated notes

   On May 21, 1997, the Company completed the sale of the Convertible Notes due June 1, 2004. The Convertible Notes are subordinated to all existing and future Senior Indebtedness (as defined therein). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed into common stock of the Company, at the option of the holder, at a conversion price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000 at the redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1, commencing on December 1, 1997. The Company capitalized deferred note issuance costs of $3,673 in conjunction with the issuance of the Convertible Notes. These deferred costs are being amortized over the seven year life of the Convertible Notes. Proceeds from the Convertible Notes were used to repay indebtedness under the Old Credit Facility.

Subordinated notes (Apex)

   On May 18, 1995, in conjunction with Converse's acquisition of 100% of the outstanding common stock of Apex (see Note 3), Converse issued subordinated notes in the face amount of $11,000, discounted at a rate of 12%, to $9,644. The notes bore interest at the rate of 8% per annum for the first three years and were to bear interest at the rate of 10% and 12% in 1998 and 1999, respectively. The notes had an original maturity of May 18, 2003.

   As described in Note 3, during 1997, substantially all of these notes were returned to Converse in connection with the settlement of the Apex litigation. The Company had accrued $1,354 of interest expense related to these notes which was included as restricted cash on the December 28, 1996 balance sheet. In connection with the settlement of the subordinated notes, this interest expense was reversed in Fiscal 1997.

Total interest expense consisted of the following:

                                                                 FISCAL YEAR ENDED
                                      ----------------------------------------------------------------------
                                        DECEMBER 30, 1995        DECEMBER 28, 1996         JANUARY 3, 1998
                                        -----------------        -----------------         ---------------
Interest on short-term debt, Credit
  Facility and Old Credit Facility....        $ 9,220                  $11,368                 $ 9,777
Interest on Convertible Notes.........           ----                     ----                   3,508
Interest on subordinated notes........            474                      880                  (1,354)
Amortization of Convertible Notes
  Issuance costs......................           ----                     ----                     320
Credit line fees......................          2,030                    1,518                   1,819
Amortization of Old
  Credit Facility financing fees......          1,767                    1,767                     694
Old Credit Facility amendment
  and other fees......................            552                    2,243                     240
Amortization of Credit Facility
  Financing fees......................           ----                     ----                     370
                                            ---------                ---------               ---------
                                              $14,043                  $17,776                 $15,374
                                            =========                =========               =========

9.   EXTRAORDINARY LOSS

     In May 1997, the Company entered into the Credit Facility and repaid the Old Credit Facility. In connection with the repayment of the Old Credit Facility, the Company wrote-off deferred financing fees of $1,320 in the second quarter of Fiscal 1997. This write-off is presented as an extraordinary loss of $744, net of income tax benefit of $576, on the statement of operations.

10.  INCOME TAXES

     The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:

                                                                        FISCAL YEAR ENDED
                                           ----------------------------------------------------------------------------
                                              DECEMBER 30, 1995         DECEMBER 28, 1996          JANUARY 3, 1998
                                           -----------------------  -------------------------  ------------------------
     Domestic.......................                   $(84,482)                 $(17,967)                $ 29,730
     Foreign........................                    (15,409)                   (4,602)                 (20,881)
                                                  -------------             -------------            -------------
                                                       $(99,891)                 $(22,569)                $  8,849
                                                  =============             =============            =============

     Income tax expense (benefit) related to continuing operations was comprised of the following:

                                                                      FISCAL YEAR ENDED
                                      ---------------------------------------------------------------------------------
                                          DECEMBER 30, 1995           DECEMBER 28, 1996            JANUARY 3, 1998
                                      --------------------------  --------------------------  -------------------------
Current:
     Federal........................               $(12,666)                    $(3,617)                   $  ----
     State..........................                    417                         299                        362
     Foreign........................                  2,656                       3,571                      2,336
                                              -------------               -------------              -------------
                                                     (9,593)                        253                      2,698
                                              -------------               -------------              -------------
Deferred:
     Federal........................                (16,557)                     (3,906)                     8,574
     State..........................                 (1,994)                       (481)                     1,882
                                              -------------               -------------              -------------
                                                    (18,551)                     (4,387)                    10,456
                                              -------------               -------------              -------------
                                                   $(28,144)                    $(4,134)                   $13,154
                                              =============               =============              =============

     The following table reconciles the differences between the Federal corporate statutory rate and Converse's effective income tax rate:

                                                                            FISCAL YEAR ENDED
                                               --------------------------------------------------------------------------
                                                  DECEMBER 30, 1995         DECEMBER 28, 1996         JANUARY 3, 1998
                                               ------------------------  -----------------------  -----------------------
Federal corporate statutory tax rate
 (benefit)......................................         (35.0)%                  (35.0)%                   35.0%
State taxes (benefit), net of Federal tax
 effect.........................................          (1.5)                    (2.9)                    13.9
Foreign income taxes............................           1.7                     10.1                     ----
Valuation allowance.............................           6.7                     12.7                    105.0
Other...........................................          (0.1)                    (3.2)                    (5.3)
                                                    ----------               ----------               ----------
Effective income tax (benefit) rate                      (28.2)%                  (18.3)%                  148.6%
                                                    ==========               ==========               ==========

     Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of assets and liabilities for financial reporting purposes net of any valuation allowance. Converse's deferred tax assets and liabilities at December 28, 1996 and January 3, 1998, consisted of the following:

                                                                     DECEMBER 28, 1996           JANUARY 3, 1998
                                                                 -------------------------  -------------------------
Deferred tax assets:
     Tax benefit of loss carryforwards..........................                 $ 22,263                   $ 36,526
     Loss on investment in unconsolidated subsidiary............                   11,739                       ----
     Restructuring accruals.....................................                    1,524                        978
     Fair value adjustments.....................................                    3,718                      3,234
     Employee postretirement benefits other than pensions.......                    4,061                      4,012
     Expense accruals...........................................                    3,182                        561
     Receivable, inventory and other reserves...................                    3,399                      2,660
     Depreciation...............................................                      341                      1,604
                                                                              -----------                -----------
       Gross deferred tax assets................................                   50,227                     49,575
Deferred tax liabilities:
     Employee pension plans.....................................                     (762)                      (627)
     Other......................................................                   (2,840)                    (4,739)
                                                                              -----------                -----------
       Net deferred tax assets before valuation allowance.......                   46,625                     44,209
     Valuation allowance........................................                  (11,584)                   (20,877)
                                                                              -----------                -----------
       Net deferred tax assets..................................                 $ 35,041                   $ 23,332
                                                                              ===========                ===========

 The net deferred tax assets are included in the consolidated balance sheet as follows:

                                                                      DECEMBER 28, 1996          JANUARY 3, 1998
                                                                   ----------------------  --------------------------
Prepaid expenses and other current assets.....................                    $14,491                    $ 2,063
Other assets..................................................                     20,550                     21,269
                                                                           --------------             --------------
                                                                                  $35,041                    $23,332
                                                                           ==============             ==============

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded against deferred tax assets for which there is a greater than fifty percent chance that the tax assets will not be realized. In assessing the realizability of the deferred tax assets, Converse has based its judgment primarily on estimated future earnings. Although the period to use these deferred tax assets is 12 to 15 years for tax purposes, the accounting guidance requires that a shorter time frame be used to assess the certainty of their realization. Converse believes it's deferred tax assets will be realized; however, as a result of the uncertainty caused by the recent industry downturn and the related oversupply of inventory in the marketplace during the fourth quarter of Fiscal 1997, the Company increased its deferred tax valuation by $9,293 to a total of $20,877.

     At January 3, 1998, Converse had operating loss carryforwards of $88,416. The loss carryforwards expire between the years 2009 and 2012.

11.  EMPLOYEE BENEFITS

     Converse sponsors or contributes to retirement plans covering substantially all domestic employees. Converse has defined benefit pension and postretirement plans in addition to other retirement plans and benefits. The annual cost for defined benefit plans is determined using the projected unit credit actuarial cost method which includes significant actuarial assumptions and estimates which are subject to change in the near term. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. In certain foreign countries, contributions are made to defined contribution plans as well as to government sponsored plans, as required in the respective jurisdictions. Liabilities and expenses related to these foreign employees are not material.

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

  The table below summarizes the plan's funded status and amounts recognized in the balance sheet:

                                                               DECEMBER 28, 1996              JANUARY 3, 1998
                                                               -----------------              ---------------
Actuarial present value of benefit obligations:

   Vested benefit obligation............................              $39,048                    $42,444
                                                                     ========                   ========
   Accumulated benefit obligation.......................              $39,641                    $48,467
                                                                     ========                   ========
   Projected benefit obligation.........................              $46,781                    $58,553
Fair value of plan assets...............................               51,122                     59,507
                                                                     --------                   --------
Plan assets in excess of projected benefit obligation...                4,341                        954
Unrecognized net loss (gain)............................               (2,166)                       895
Unrecognized prior service cost.........................                  (82)                       (75)
                                                                     --------                   --------
Prepaid pension cost included in other assets...........              $ 2,093                    $ 1,774
                                                                     ========                   ========

  Net periodic pension cost for Fiscal 1995, 1996 and 1997 included the following components:

                                                                        FISCAL YEAR ENDED
                                            -------------------------------------------------------------------------
                                               DECEMBER 30, 1995        DECEMBER 28, 1996         JANUARY 3, 1998
                                               -----------------        -----------------         ---------------
Service cost-benefits earned during the
 period..................................            $  1,300                 $  1,410                 $  1,751

Interest cost on the projected benefit
 obligation..............................               3,309                    3,375                    3,769

Actual return on plan assets.............             ( 9,775)                 ( 6,365)                 (10,457)
Net amortization and deferral............               6,364                    2,110                    5,662
                                                    ----------               ----------               ----------
Net periodic pension cost................            $  1,198                 $    530                 $    725
                                                    ==========               ==========               ==========

  Measurement of the projected benefit obligation was based on a weighted average discount rate of 7.25%, 7.50% and 7.00% in Fiscal 1995, 1996 and 1997, respectively, and a rate of increase in future compensation levels of 4.5% in each year. The expected long-term rate of return on plan assets used in determining net pension cost was 9.5% in each year.

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

  The following table sets forth the combined financial status of deferred postretirement benefits other than pensions:

                                                              DECEMBER 28, 1996              JANUARY 3, 1998
                                                              -----------------              ---------------
Accumulated postretirement benefit obligation:
   Retirees..........................................             $ 4,311                         $ 3,514
   Fully eligible active plan participants...........                 128                              97
   Other active plan participants....................               1,564                           1,391
                                                                 ---------                       ---------
       Total.........................................               6,003                           5,002
Unrecognized net gain................................               1,735                           3,152
Unrecognized prior service gain......................               2,493                           2,268
                                                                 ---------                       ---------
Accrued postretirement benefit obligation............             $10,231                         $10,422
                                                                 =========                       =========

  Net periodic postretirement benefit cost (income) for Fiscal 1995, 1996 and 1997 was $(651), $221, and $216, respectively.

  For measurement purposes, a 15.0%, 15.0% and 9.0% annual rate of increase in the cost of health care benefits was assumed for Fiscal 1995, 1996 and 1997, respectively. The rates are assumed to decrease gradually to 8.0% in the year 2002 for pre-age 65 retirees and to 7.0% in 1999 for post-age 65 retirees for Fiscal 1995 and 1996, and down to 6.0% by 2000 for both pre- and post-age 65 participants for Fiscal 1997 and remain at those levels thereafter. The health care cost trend rate assumption has an effect on amounts reported. Increasing the health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of January 3, 1998 by approximately $239 and the net periodic cost by $27 for the year.

  Measurement of the accumulated postretirement benefit obligation was based upon a weighted average discount rate of 7.25%, 7.50% and 7.00% for Fiscal 1995, 1996 and 1997, respectively, and a long-term rate of compensation increase of 4.5% for Fiscal 1995 and 1996, and 4.0% for Fiscal 1997.

Other retirement plans and benefits

  Converse has a non-contributory defined contribution plan covering all hourly employees with at least one year of service at its domestic manufacturing and warehouse facilities. Contributions under this plan are fixed at $0.39 per hour of service with a maximum contribution based on 2,000 hours per employee. The defined contribution expense was $992, $318 and $625 for Fiscal 1995, 1996 and 1997, respectively.

  Converse also sponsors a savings plan. The total cost of this plan for Fiscal 1995, 1996, and 1997 was $609, $329 and $333, respectively.

12. STOCK OPTION PLANS

Converse 1994 stock option plan

  The Board of Directors of Converse adopted the Converse Inc. 1994 Stock Option Plan (the "1994 Plan") as a means to encourage ownership of Converse common stock by key employees and enable Converse to attract and retain the services of outstanding employees in competition with other employers.

  The 1994 Plan authorizes grants to key employees, including executive officers of Converse and its subsidiaries, and to its consultants, of incentive and non-qualified options to purchase shares of common stock. The plan administrator has discretion to grant non-qualified options at less than 100% of the fair market value per share of the common stock of Converse on the date of grant. Converse incentive stock options must be granted with an exercise price of not less than 100% of the fair market value per share of common stock of Converse on the date of grant. Option prices are payable in full and in cash, upon the exercise of a stock option, and the proceeds are added to the general funds of Converse. As of January 3, 1998, the number of shares of common stock which may be issued under the 1994 Plan is 2,300,000 subject to adjustment upon the occurrence of certain contingencies. The maximum number of shares with respect to which options may be granted to any individual during any calendar year and during the term of the 1994 Plan is 500,000 and 750,000, respectively. Options under the 1994 Plan generally expire nine years from the grant date.

  The 1994 Plan will terminate in October 2004, subject to the right of the Board of Directors to suspend or discontinue the 1994 Plan at any prior date and the rights of holders of options to exercise options after such date in accordance with the terms of such options.

  The following table summarizes option activity under the 1994 Plan:

                                                                                               WEIGHTED AVERAGE
                                                                            EXERCISE            EXERCISE PRICE
                                                  NUMBER OF OPTIONS      PRICE PER SHARE          PER SHARE
                                                  -----------------      ---------------          ---------
Outstanding at January 1, 1995..................        920,000            $ 5.27-$11.46            $ 8.66
Granted.........................................        633,000            $ 5.00-$23.00              9.64
Canceled........................................       (429,000)           $        7.00              7.00
                                                     -----------
Outstanding at December 30, 1995................      1,124,000            $ 5.00-$23.00              7.71
Granted.........................................      1,221,000            $ 4.00-$23.00              7.17
Canceled........................................       (520,200)           $ 5.00-$23.00             11.71
Exercised.......................................       (246,000)           $  5.00-$7.00              5.57
                                                     -----------
Outstanding at December 28, 1996................      1,578,800            $ 4.00-$23.00              6.31
Granted.........................................        442,000            $10.94-$26.88             17.30
Canceled........................................       (127,250)           $ 5.27-$26.88              9.34
Exercised.......................................       (104,800)           $  4.00-$9.40              5.96
                                                     -----------
Outstanding at January 3, 1998..................      1,788,750            $ 4.00-$26.88              8.85
                                                     ===========                                   ========
Exercisable at January 3, 1998..................        370,650                                     $ 6.81
                                                     ===========                                   ========
Available for future grants.....................        160,450
                                                     ===========

  The following table summarizes information about the 1994 Plan stock options outstanding at January 3, 1998:

                                        OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                   -----------------------------------------------------------             -------------------------------
                                       WEIGHTED AVERAGE
                                             REMAINING
    RANGE OF       NUMBER OUTSTANDING    CONTRACTUAL LIFE     WEIGHTED AVERAGE         NUMBER EXERCISABLE    WEIGHTED AVERAGE
 EXERCISE PRICES   AT JANUARY 3, 1998         (YEARS)          EXERCISE PRICE          AT JANUARY 3, 1998     EXERCISE PRICE
 ---------------   ------------------    ----------------      --------------          ------------------     --------------
$4.00-$5.00              509,800                7                   $ 4.99                   102,000               $ 5.00
$5.27                     74,750                6                     5.27                    46,000                 5.27
$5.63-$6.50              468,200                8                     6.27                    88,200                 6.31
$7.00                    206,000                6                     7.00                    74,000                 7.00
$7.75-$8.65               22,000                6                     7.99                     5,200                 7.96
$9.00-$11.46             288,000                8                    10.87                    43,250                10.70
$13.00-$19.00             20,000                8                    16.00                     8,000                16.00
$20.63-$26.88            200,000                8                    24.44                     4,000                22.00
                      -----------                                                           ---------
                       1,788,750                                                             370,650
                      ===========                                                           =========

  On June 2, 1995, Converse repriced certain stock options granted under the 1994 Plan. Options to purchase 854,000 shares of common stock were repriced at an exercise price of $7.00 per share, which represented the closing price of Converse's common stock on June 2, 1995. The original vesting schedules and expiration dates associated with these stock options were also amended to coincide with the stock option repricing date. None of the foregoing stock option grants had vested prior to the repricing date and they did not begin to vest until June 2, 1996. On September 5, 1996, Converse repriced certain additional stock options granted under the 1994 Plan. Options to purchase 105,000 shares of common stock at prices ranging from $5.00 to $23.00 per share were repriced to an exercise price of $6.375 per share, which represented the closing price of Converse's common stock on September 5, 1996. In connection with this repricing, options to purchase 45,000 shares of common stock were canceled. None of the repriced options had vested prior to the repricing date and they did not begin to vest until September 5, 1997. The above option activity table reflects all options at their amended price and vesting terms.

Converse 1995 non-employee director plan

  On March 22, 1995, the Board of Directors of Converse adopted the 1995 Non-Employee Director Plan ("the 1995 Plan") as a means of fostering and promoting the long-term financial success of Converse by attracting and retaining Non-Employee Directors of outstanding ability.

  Converse has reserved an aggregate of 45,000 shares for issuance under the 1995 Plan. Options to purchase 22,500 of these shares were granted during 1995 at the fair market value on the date of grant of $9.88. These stock options become exercisable in equal one-third increments on the anniversaries of the grant date beginning on March 22, 1996 and expire ten years from the date of grant. No such options were exercised during 1995, 1996 or 1997 and all options remain outstanding at January 3, 1998.

Other stock option activity

  On October 13, 1995, in addition to the aforementioned option grants, Converse granted options to purchase an aggregate of 275,000 shares of common stock not pursuant to any formal plan. These options were granted in conjunction with a consulting agreement at the fair market value on the date of grant of $4.88 and were exercised during Fiscal 1996.

Stock-based compensation

  The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation cost has been recognized for the Company's stock option plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost been determined based on the fair value at the grant dates for awards in 1995, 1996, and 1997 consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                       FISCAL YEAR ENDED
                                        -------------------------------------------------------------------------------
                                            DECEMBER 30, 1995          DECEMBER 28, 1996           JANUARY 3, 1998
                                            -----------------          -----------------           ---------------
Net loss - as reported................         $(71,747)                  $(18,435)                   $(5,049)
Net loss - pro forma..................          (73,031)                   (19,559)                    (7,041)
Basic and diluted loss per share
  as reported.........................            (4.30)                     (1.10)                     (0.29)
Basic and diluted loss per share
  pro forma...........................            (4.38)                     (1.17)                     (0.41)

  The fair value of options granted at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                       FISCAL YEAR ENDED
                                        -------------------------------------------------------------------------------
                                            DECEMBER 30, 1995          DECEMBER 28, 1996           JANUARY 3, 1998
                                            -----------------          -----------------           ---------------
Expected life (years)..................            5.3                        6.0                        6.0
Interest rate..........................           6.45%                      6.27%                      6.18%
Volatility.............................          75.00%                     65.00%                     67.00%
Dividend yield.........................           ----                       ----                       ----

  The weighted average grant date fair value of options granted during Fiscal 1995, Fiscal 1996 and Fiscal 1997 was $3.87, $3.37 and $12.20, respectively.

  The pro forma net income and earnings per share amounts reflected above do not include a tax benefit for 1995, 1996 or 1997 as a full valuation allowance would have been provided against any such benefit. The pro forma effect on net income for Fiscal 1995, Fiscal 1996 and Fiscal 1997 is not necessarily indicative of future amounts as it does not take into consideration pro forma compensation expense related to grants made prior to 1995 as SFAS 123 does not apply to awards prior to 1995.

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

 Rental expense under operating leases was as follows:

                                                                       FISCAL YEAR ENDED
                                        -------------------------------------------------------------------------------
                                            DECEMBER 30, 1995          DECEMBER 28, 1996           JANUARY 3, 1998
                                            -----------------          -----------------           ---------------
Minimum rentals........................            $3,901                        $4,244                  $4,713
Contingent rentals ....................             1,088                           825                   1,588
                                                  ---------                     -------                 -------
                                                   $4,989                        $5,069                  $6,301
                                                  =========                     =======                 =======

  Future minimum lease payments under operating leases are $3,246, $2,735, $2,146, $1,383 and $688 for 1998 through 2002, respectively.

14.  COMMITMENTS AND CONTINGENCIES

  Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

15.  RELATED PARTY TRANSACTIONS

  In connection with the Distribution, Converse and Furniture Brands entered into a Tax Sharing Agreement (the "Agreement") providing, among other things, for an equal allocation between Furniture Brands and Converse of benefits derived from a carryback of federal and state tax liabilities to periods prior to completion of the Distribution. On February 21, 1996, Converse amended this Tax Sharing Agreement with Furniture Brands, under which Converse agreed to carryback certain federal income tax operating losses for the years ended December 30, 1995 and December 28,

1996 to one or more Pre-Distribution tax periods. For the year ended December 30, 1995, the amendment applied to the first $41,000 of tax operating losses generated, which approximated the taxable income available in the carryback period. For the year ended December 30, 1995, tax operating losses of approximately $31,000 were carried back generating a tax refund of $10,832. In accordance with the Agreement, as amended, Furniture Brands paid Converse $8,000 on February 29, 1996 and in return Furniture Brands was entitled to the full amount of the tax refund. Furniture Brands is not entitled to any refund of the $8,000 payment in the event the ultimate tax refund it receives from the Internal Revenue Service is less than anticipated. In accordance with the agreement, Furniture Brands was also entitled to tax refunds resulting from the carryback of approximately $10,000 of the Company's Fiscal 1996 tax operating losses.

  The $2,832 excess of the Fiscal 1995 tax refund over Furniture Brands' payment to Converse and the $3,616 tax refund associated with the aforementioned $10,000 of 1996 tax operating losses of Converse being carried back to Furniture Brands have been recorded by Converse as other expense in Fiscal 1995 and 1996, respectively. In addition, Furniture Brands and Converse shared, on an equal basis, 1994 tax carryback benefits totaling $1,380. Furniture Brands' share of this amount, $690, was recorded by Converse as other expense for Fiscal 1995.

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

  In November 1995, Apollo Investment Fund, L.P. ("Apollo"), owner with its affiliates of a majority of the outstanding common stock of the Company, caused a standby letter of credit to be provided to the Banks to enable Converse to borrow an additional $25,000 above its defined borrowing base under the Old Credit Facility. The Company paid Apollo a fee of 3% of the face amount of the letter of credit and a subsequent extension fee of $100. The standby letter of credit arrangement ceased to exist upon the repayment of the Old Credit Facility.

  On November 17, 1994, Converse entered into a consulting agreement with Apollo Advisors, L.P., an affiliate of Apollo, pursuant to which Apollo Advisors, L.P. provides corporate advisory, financial and other consulting services to Converse. Fees under the agreement were initially payable at an annual rate of $500 plus out-of-pocket expenses. During Fiscal 1997, this agreement was amended to decrease the annual rate for the year ended January 3, 1998 from $500 to $375. The consulting agreement continues on a year-to-year basis unless terminated by the Converse Board of Directors.

16.  OTHER FINANCIAL DATA

  Items charged to earnings during Fiscal 1995, 1996 and 1997 included the following:

                                                                        FISCAL YEAR ENDED
                                               ---------------------------------------------------------------------
                                               DECEMBER 30, 1995        DECEMBER 28, 1996            JANUARY 3, 1998
                                               -----------------        -----------------            ---------------
Advertising and promotion..................          $49,884                  $28,544                     $34,887
Research and development...................          $ 8,617                  $ 6,503                     $ 8,817

17.  BUSINESS SEGMENT INFORMATION

  Converse operates in one industry segment; designing, manufacturing and marketing of athletic and leisure footwear. Converse has a diversified customer base with one customer accounting for 12% of the Company's net sales in both Fiscal 1995 and Fiscal 1996 and 14% in Fiscal 1997. Converse's products are distributed in the United States and internationally.

                                                                                   FISCAL YEAR ENDED
                                                         --------------------------------------------------------------
                                                         DECEMBER 30, 1995       DECEMBER 28, 1996      JANUARY 3, 1998
                                                         -----------------       -----------------      ---------------
Total Revenues:
    United States......................................         $277,241              $254,255              $325,904
    Europe, Middle East, Africa........................          115,788                96,613                82,926
    Pacific............................................           49,979                43,695                71,327
    Americas (excluding United States).................           36,577                19,374                18,899
    Less:  Inter-Geographic Revenues...................          (72,102)              (64,602)              (48,857)
                                                                --------              --------              --------
                                                                $407,483              $349,335              $450,199
                                                                ========              ========              ========
Operating Income (loss):
    United States......................................         $(38,922)             $(12,367)             $  9,925
    Europe, Middle East, Africa........................          (12,131)              (11,253)              (16,846)
    Pacific............................................           18,276                23,576                20,808
    Americas (excluding United States).................            3,055                   208                   825
                                                                --------              --------              --------
                                                                $(29,722)             $    164              $ 14,712
                                                                ========              ========              ========
Identifiable Assets:
    United States......................................         $ 85,147              $ 99,724              $ 85,577
    Europe, Middle East, Africa........................           83,358                72,293                78,384
    Pacific............................................           33,780                35,611                53,600
    Americas (excluding United States).................           22,222                14,975                17,133
                                                                --------              --------              --------
                                                                $224,507              $222,603              $234,694
                                                                ========              ========              ========
United States Export Sales:
(included in geographic revenues above)
    Europe, Middle East, Africa........................         $ 15,984              $ 12,203              $ 12,599
    Pacific............................................           31,171                23,570                62,335
    Americas (excluding United States).................           20,758                11,415                10,831
                                                                --------              --------              --------
                                                                $ 67,913              $ 47,188              $ 85,765
                                                                ========              ========              ========

  Inter-Geographic sales are accounted for based on established sales prices between the related companies and pertain primarily to sales from the United States to various foreign operations.

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Following is a summary of unaudited quarterly information:

                                                   FIRST                 SECOND              THIRD                 FOURTH
                                                  QUARTER               QUARTER             QUARTER               QUARTER
                                                  -------               -------             -------               -------
Year ended December 28, 1996:
Net sales.............................           $ 86,551              $ 79,907            $113,318              $ 69,559
Gross profit..........................           $ 21,617              $ 22,887            $ 29,930              $ 11,803
Net earnings (loss)...................           $ (3,260)             $ (3,743)           $ (3,011)             $ (8,421)
                                                 ========              ========            ========              ========
Net earnings (loss) per share.........           $  (0.20)             $  (0.22)           $  (0.18)             $  (0.50)
                                                 ========              ========            ========              ========

                                                   FIRST                 SECOND              THIRD                 FOURTH
                                                  QUARTER               QUARTER             QUARTER               QUARTER
                                                  -------               -------             -------               -------
Year ended January 3, 1998:
Net sales.............................           $135,969              $103,324            $121,903              $ 89,003
Gross profit..........................           $ 42,160              $ 30,885            $ 32,104              $ 15,792
Net earnings (loss)...................           $ 12,680              $      4            $    175              $(17,908)
                                                 ========              ========            ========              ========
Net earnings (loss) per share.........           $   0.71              $   0.00            $   0.01              $  (1.03)
                                                 ========              ========            ========              ========

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                          ADDITIONS
                                                                         (REVERSALS)
                                                    BEGINNING         CHARGED TO COSTS                             ENDING
              DESCRIPTION                            BALANCE            AND EXPENSES        DEDUCTIONS            BALANCE
              ------------                          ---------           ------------        ----------            -------
Year Ended December 30, 1995:
  Allowance for Doubtful Accounts.................   $ 1,553              $1,366               $  682             $ 2,237
  Inventory Reserve...............................     1,473               6,424                  681               7,216
  Deferred Tax Asset Valuation Allowance..........      ----               6,650                 ----               6,650

Year Ended December 28, 1996:
  Allowance for Doubtful Accounts.................   $ 2,237              $  670               $  913             $ 1,994
  Inventory Reserve...............................     7,216                 306                1,951               5,571
  Deferred Tax Asset Valuation Allowance..........     6,650               4,934                 ----              11,584

Year Ended January 3, 1998:
  Allowance for Doubtful Accounts.................   $ 1,994              $1,074               $1,002             $ 2,066
  Inventory Reserve...............................     5,571                (769)               1,840               2,962
  Deferred Tax Asset Valuation Allowance..........    11,584               9,293                 ----              20,877