Form 10-Q
period 1998-04-04
CONVERSE INC
filed 1998-05-18
CIK 716934

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

                         COMMISSION FILE NUMBER 1-13430


                                 CONVERSE INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                              43-1419731
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

       ONE FORDHAM ROAD                                             01864
 NORTH READING, MASSACHUSETTS                                     (Zip Code)
(Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (978) 664-1100


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


    AS OF APRIL 4, 1998, 17,319,556 SHARES OF COMMON STOCK WERE OUTSTANDING.

                               TABLE OF CONTENTS

                                                                            PAGE

PART I:      FINANCIAL INFORMATION
             Item 1.  Consolidated Financial Statements

                      A.  Consolidated Balance Sheet                          1
                      B.  Consolidated Statement of Operations                2
                      C.  Consolidated Statement of Cash Flows                3
                      D.  Notes to Consolidated Financial Statements          4

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations           8

PART II:     OTHER INFORMATION

             Item 1.  Legal Proceedings                                      13
             Item 2.  Changes in Securities                                  13
             Item 3.  Defaults Upon Senior Securities                        13
             Item 4   Submission of Matters to a Vote of
                      Security Holders                                       13
             Item 5.  Other Information                                      13
             Item 6.  Exhibits and Reports on Form 8-K                       13

             SIGNATURE                                                       14

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CONVERSE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                            JANUARY 3, 1998      APRIL 4, 1998
                                                                            ---------------      -------------
Assets
Current assets:
  Cash and cash equivalents ..............................................    $  5,738             $  4,175
  Receivables, less allowances of $2,066 and $1,967, respectively ........      72,083               81,610
  Inventories (Note 3) ...................................................      94,681               82,726
  Prepaid expense and other current assets ...............................       9,713                9,792
                                                                              --------             --------
    Total current assets .................................................     182,215              178,303
Net property, plant and equipment ........................................      20,086               19,851
Other assets .............................................................      32,393               31,673
                                                                              --------             --------
                                                                              $234,694             $229,827
                                                                              ========             ========
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
  Short-term debt ........................................................    $  9,036             $ 17,182
  Credit facility (Note 4) ...............................................      96,844               92,494
  Accounts payable .......................................................      41,318               36,453
  Accrued expenses .......................................................      14,279               13,039
  Income taxes payable ...................................................         478                    -
                                                                              --------             --------
    Total current liabilities ............................................     161,955              159,168
Long-term debt (Note 4) ..................................................      80,000               80,000
Current assets in excess of reorganization value .........................      30,299               29,779
Deferred postretirement benefits other than pensions .....................      10,422               10,302

Stockholders' equity (deficiency):
  Common stock, $1.00 stated value, 50,000,000 shares
    authorized, 17,317,956 and 17,319,556 shares issued and outstanding
    at January 3, 1998 and April 4, 1998, respectively ...................      17,318               17,320
  Preferred stock, no par value, 10,000,000 shares authorized
    none issued and outstanding ..........................................           -                    -
  Additional paid-in capital .............................................       2,271                2,280
  Retained earnings (deficit) ............................................     (65,314)             (66,477)
  Foreign currency translation adjustment ................................      (2,257)              (2,545)
                                                                              --------             --------
    Total stockholders' equity (deficiency) ..............................     (47,982)             (49,422)
                                                                              --------             --------
                                                                              $234,694             $229,827
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

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                         ------------------------------
                                                                         MARCH 29, 1997   APRIL 4, 1998
                                                                         ---------------  --------------
Net sales..............................................................        $135,969         $95,240
Cost of sales..........................................................          93,809          67,425
                                                                         ---------------  --------------
Gross profit...........................................................          42,160          27,815
Selling, general and administrative expenses...........................          36,765          29,716
Royalty income.........................................................           6,377           5,028
Restructuring expense (credit) (Note 5)................................            (564)           ----
                                                                         ---------------  --------------
Earnings from operations...............................................          12,336           3,127
Credit on investment in unconsolidated subsidiary......................         (13,051)           ----
Interest expense, net..................................................           2,679           4,193
Other (income) expense, net............................................           2,090            (132)
                                                                         ---------------  --------------
Earnings (loss) before income tax......................................          20,618            (934)
Income tax expense.....................................................           7,938             229
                                                                         ---------------  --------------
Net earnings (loss)....................................................        $ 12,680         $(1,163)
                                                                         ===============  ==============
Basic net earnings (loss) per share....................................           $0.74          $(0.07)
                                                                         ===============  ==============
Diluted net earnings (loss) per share..................................           $0.71          $(0.07)
                                                                         ===============  ==============
Basic weighted average number of common shares (Note 2)................          17,233          17,319
                                                                         ===============  ==============
Diluted weighted average number of common shares (Note 2)..............          17,862          17,319
                                                                         ===============  ==============

     See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                           ------------------------------
                                                                           MARCH 29, 1997   APRIL 4, 1998
                                                                           ---------------  --------------
Cash flows from operating activities:
  Net earnings (loss).....................................................  $ 12,680         $(1,163)
  Adjustments to reconcile net earnings (loss) to net cash required for operating activities:
      (Credit) on investment in unconsolidated subsidiary ($13,051)
        less cash payments of $7,207......................................   (20,258)              -
    Provision for restructuring actions...................................      (564)              -
    Depreciation of property, plant and equipment.........................       860             916
    Amortization of intangible assets.....................................       118             117
    Amortization of current assets in excess of reorganization
    value.................................................................      (519)           (520)
    Deferred tax benefit..................................................     6,948             305
  Changes in assets and liabilities:
    Receivables...........................................................   (52,873)         (9,527)
    Inventories...........................................................     8,509          11,955
    Prepaid expenses and other current assets.............................     1,397            (263)
    Accounts payable and accrued expenses.................................     1,100          (6,105)
    Income taxes payable..................................................       429            (478)
    Other long-term assets and liabilities................................       756              74
                                                                            --------         -------
      Net cash required for operating activities..........................   (41,417)         (4,689)
                                                                            --------         -------

Cash flows from investing activities:
  Additions to property, plant and equipment..............................      (757)           (681)
                                                                            --------         -------
    Net cash used by investing activities.................................      (757)           (681)
                                                                            --------         -------

Cash flows from financing activities:
  Net proceeds from exercise of stock options.............................       222              11
  Net proceeds from (payment of) short-term debt..........................     2,945           8,146
  Net proceeds from (payment of) old credit facility......................    37,012               -
  Net proceeds from (payment of) new credit facility......................         -          (4,350)
                                                                            --------         -------
    Net cash provided by financing activities.............................    40,179           3,807
Net increase (decrease) in cash and cash equivalents......................    (1,995)         (1,563)
Cash and cash equivalents at beginning of period..........................     5,908           5,738
                                                                            --------         -------
Cash and cash equivalents at end of period................................  $  3,913         $ 4,175
                                                                            ========         =======

     See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 3, 1998. The Company's consolidated results of operations for the three months ended April 4, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.


2.  NET EARNINGS (LOSS) PER COMMON SHARE

  Net earnings (loss) per common share is computed based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding for the applicable period.


3.    INVENTORIES

  Inventories are summarized as follows:

                                                                            JANUARY 3, 1998  APRIL 4, 1998
                                                                            ---------------  -------------
   Retail merchandise.....................................................          $ 5,245        $ 6,129
   Finished products......................................................           81,311         67,511
   Work in process........................................................            4,560          5,155
   Raw materials..........................................................            3,565          3,931
                                                                            ---------------  -------------
                                                                                    $94,681        $82,726
                                                                            ===============  =============

4.  DEBT

  As more fully described in Note 8 to the Consolidated Financial Statements for the year ended January 3, 1998 included within the Company's annual report on Form 10-K, in May 1997 the Company issued $80,000 of 7% Convertible Subordinated Notes due June 1, 2004 (the "Convertible Notes"). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed into common stock of the Company, at the option of the holder, at a price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000 at redemption prices set forth therein plus accrued interest to the date of redemption.

Interest is payable semi-annually on June 1 and December 1. Proceeds from the Convertible Notes were used to repay indebtedness under the Company's then existing credit facility (the "Old Credit Facility").

  Simultaneously with the issuance of the Convertible Notes in May 1997, the Company entered into a new $150,000 secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the Old
Credit Facility.   In July 1997 BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. and Canadian accounts receivable and inventory. The aggregate letters of credit, foreign exchange contracts and banker acceptances may not exceed $80,000 at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

  The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $92,494 are classified as current due to the Company's lockbox arrangement (whereby payments made by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

  As of April 4, 1998 the Company's borrowing base was $98,991. Utilization under the Credit Facility amounted to $93,573 consisting of revolving loans of $81,473, banker acceptances of $11,021 and outstanding letters of credit of $1,079. Accordingly, $5,418 of the maximum available borrowing base remained unutilized as of April 4, 1998.

  Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. The foregoing LIBOR margin is subject to reduction based upon the Company achieving certain interest coverage ratios specified in the Credit Facility. At April 4, 1998, revolving loans outstanding under the Credit Facility bore interest of 8.19% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate, as defined. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. and Canadian assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. At April 4, 1998, the Company was not in compliance with one financial covenant contained in the Credit Facility. Subsequent to April 4, 1998, the Banks waived compliance with this financial covenant for the quarter ended April 4, 1998.

  Subsidiaries of the Company maintain asset-based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. As of April 4, 1998, total short-term borrowings outstanding under these financing arrangements totaled $17,182. These obligations are secured by first priority liens on the respective foreign assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

5.  RESTRUCTURING

  As more fully described in Note 4 to the Consolidated Financial Statements for the year ended January 3, 1998 included within the Company's annual report on Form 10-K, during 1995 the Company recorded restructuring charges relating primarily to initiatives aimed at reducing future operating costs. During 1997 the Company recorded additional restructuring charges in order to bring the Company's expenses more in-line with projected revenues as a result of the uncertainty caused by the recent industry downturn and the related oversupply of inventory in the marketplace. The following table presents the restructuring reserves remaining at April 4, 1998:

                                       JANUARY 3, 1998         CHARGES/            CHANGES IN          APRIL 4, 1998
                                           BALANCE            WRITE-OFFS            ESTIMATES             BALANCE
                                       ---------------        ----------           ----------          -------------
Contract termination costs.........         $  313               $   58                 ----                 $255
Employee severance and
 related costs.....................          1,661                1,438                 ----                  223
Retail store closings..............            464                   34                 ----                  430
                                       ---------------        ----------           ----------          -------------
                                            $2,438               $1,530                 ----                 $908
                                       ===============        ==========           ==========          =============

6.  COMMITMENTS AND CONTINGENCIES

  Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes that the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

7.  STOCK OPTION PLANS

  On February 25, 1998, Converse repriced certain stock options granted under the 1994 Plan. Options to purchase 278,000 shares of common stock were repriced to an exercise price of $7.50 per share, which price exceeded the closing price of Converse's common stock on February 25, 1998. No executive officers of the Company had their options repriced. The original vesting schedules and expiration dates associated with these stock options were not amended. None of the foregoing stock option grants had vested prior to the repricing date.

8.  RECENTLY ISSUED ACCOUNTING STANDARDS

  In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholders' equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. For the quarters ended March 29, 1997 and April 4, 1998, comprehensive income items included in stockholders' equity consisted of translation adjustments of $208 and $(288), respectively.

  In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). This statement established standards for reporting information on operating segments in interim and annual financial statements. FAS 131 is effective for the Company for the year ending January 2, 1999 and management is currently reviewing the impact on its Consolidated Financial Statements.

  In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement revises employer's disclosures about pensions and other postretirement plans. The statement does not change the measurement or recognition of those types of plans and, accordingly, will not have a material impact on the Company's consolidated financial position or results of operations.

9.  SUBSEQUENT EVENTS

  Due to continued softness in the athletic footwear market, primarily in the adult's and children's basketball and cross training product categories, the Company announced in April 1998 that it had reduced its workforce by 50 employees, which translates into reductions of approximately 5% in the Company's non-manufacturing headcount and approximately 11% in its North Reading, Massachusetts headquarters' workforce. This is the second such action the Company has taken to reduce 1998 operating expenses based upon market slowdown and its expected continued sluggishness.

  In March of 1998, the Company entered into a Promise Agreement relating to the sale of its Reynosa, Mexico manufacturing facility for $1,200. The Company will continue to use its manufacturing facility in Reynosa through June 1998, at which time the operation will be transferred to a larger leased facility in Reynosa which will allow the Company to substantially increase its production capacity. The Company entered into a lease agreement for a period of ten years at an annual cost of approximately $550. The lease agreement is contingent upon the sale of the Company's Reynosa, Mexico facility. This transaction is scheduled to close with an anticipated gain of approximately $1,000 during the second quarter of 1998.

ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

  The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended March 29, 1997 ("First Quarter 1997") and for the three months ended April 4, 1998 ("First Quarter 1998").

                                                                     THREE MONTHS ENDED
                                                 -------------------------------------------------------
                                                 MARCH 29, 1997       %       APRIL 4, 1998        %
                                                 --------------   ---------   --------------   ---------
Net sales..................................         $135,969        100.0        $95,240         100.0
Gross profit...............................           42,160         31.0         27,815          29.2
Selling, general and administrative
  expenses.................................           36,765         27.0         29,716          31.2
Royalty income.............................            6,377          4.7          5,028           5.3
Earnings from operations...................           12,336          9.1          3,127           3.3
Loss (credit) on investment in
  unconsolidated subsidiary................          (13,051)        (9.6)          ----           ---
Interest expense, net......................            2,679          2.0          4,193           4.4
Other (income) expense                                 2,090          1.5           (132)         (0.1)
Net earnings (loss)........................           12,680          9.3         (1,163)         (1.2)
Basic earnings (loss) per share............         $   0.74          ---        $ (0.07)          ---
Diluted earnings (loss) per share..........         $   0.71          ---        $ (0.07)          ---

NET SALES

  Net sales for the First Quarter 1998 decreased to $95.2 million from $136.0 million for the First Quarter 1997, a 30.0% decrease. The $40.8 million reduction in net sales was attributable to decreases of 50.3%, 51.5%, and 34.3% for the First Quarter 1998 in the categories of basketball, children's and cross training, respectively, as compared to First Quarter 1997. The reduction in net sales was partially offset by a 5.8% increase in the athletic originals category.

  Net sales in the United States decreased 40.0% to $53.6 million in the First Quarter 1998 from $89.3 million for the First Quarter 1997. Net sales decreased 10.9% internationally to $41.6 million for the First Quarter 1998 from $46.7 million for the First Quarter 1997. First Quarter 1998 net sales decreased 36.4% and 55.1% in the Pacific and Latin/South America regions, respectively. First Quarter 1998 Europe, Middle East and Africa ("E.M.E.A.") region net sales increased from $24.8 million to $27.6 million, or 11.3%.

  The athletic footwear industry is currently struggling through a slowdown in branded athletic footwear sales, particularly in the adult's and children's basketball and cross training product categories. The difficult industry conditions have been exasperated by the excessive levels of athletic footwear inventory held by several of the company's competitors. The slowdown is caused, in part, by the shift in consumer preference away from athletic footwear for streetwear use. This change in preference has adversely affected the Company's business, as well as that of many of its competitors. The Company's basketball and cross training categories have been significantly impacted along with the children's category which, in large part, is comprised of "takedowns" from these categories. The athletic originals category is more closely aligned with the consumer preference shift and has been affected to a lesser extent. With excessive footwear inventory at disproportionate levels in the marketplace, the Company believes that it may take up to one year before the distribution channels will return to more normalized levels. The excess inventory problem began in the United States and, as competitors began to sell off excess inventory in Europe and the Pacific region, has also become evident internationally.

GROSS PROFIT

  Gross profit decreased to $27.8 million for the First Quarter 1998 from $42.2 million for the First Quarter 1997, a 34.1% reduction. The industry slowdown and related volume decreases accounted for the majority of the gross profit reduction over the period. The Company's gross profit margin fell to 29.2% of net sales for the First Quarter 1998 compared to 31.0% for First Quarter 1997. The decline is a result of the high inventories within the industry and a promotional retail environment which have reduced demand for the Company's products. These factors have also negatively impacted the Company's gross profit margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

  Selling, general and administrative expenses decreased 19.3% to $29.7 million for the First Quarter 1998 from $36.8 million for the First Quarter 1997. The decrease in selling, general, and administrative expenses of $7.1 million was primarily attributable to: (i) a 58.4% reduction in U.S. advertising; (ii) a 25.3% reduction in sports marketing spending; and (iii) an 18.0% reduction in administrative infrastructure expenses. As a percentage of net sales, selling, general and administrative expenses increased to 31.2% for the First Quarter 1998 from 27.0% for the prior year.

ROYALTY INCOME

  Royalty income decreased by 21.9% to $5.0 million in the First Quarter 1998 from $6.4 million in the First Quarter 1997. The reduction was attributable to decreases of 31.0%, 23.4% and 23.1% in royalty income for United States, E.M.E.A. and Pacific regions, respectively. These declines were slightly offset by a 5.0% improvement in the Latin/South America region. The decreases are representative of the slowdown in the athletic footwear business, which serves as a foundation for the branded apparel and accessories sales. Additionally, the strength of the U.S. dollar has negatively impacted international royalty income. As a percentage of net sales, royalty income was 5.3% in the First Quarter 1998 compared to 4.7% in the First Quarter 1997.

EARNINGS FROM OPERATIONS

  Primarily as a result of the factors discussed above, the Company recorded earnings from operations of $3.1 million for First Quarter 1998 compared to $12.3 million for First Quarter 1997, a decrease of 74.8%. As a percentage of net sales, earnings from operations were 3.3% and 9.1% for the First Quarter 1998 and the First Quarter 1997, respectively.

LOSS (CREDIT) ON INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

  In First Quarter 1997, the Company recorded a pretax gain totaling $13.1 million relating to the settlement of certain claims by the Company related to the Company's 1995 acquisition of Apex One, Inc. ("Apex").

INTEREST EXPENSE

  Interest expense for the First Quarter 1998 increased to $4.2 million from
$2.7 million for the First Quarter 1997, a 55.6% increase.   The increase
reflects the higher borrowing levels in First Quarter 1998 compared to First Quarter 1997 and the First Quarter 1997 reversal of $1.4 million of interest payments previously paid into escrow on the subordinated notes issued to the former owners of Apex and subsequently surrendered to the Company upon the settlement of the Company's claims against them.

OTHER (INCOME) EXPENSE

  The First Quarter 1997 expense of $2.1 million was primarily related to foreign exchange losses attributable to the appreciation of the U.S. dollar. Since the third quarter of 1997, the Company has entered into foreign exchange contracts and currency options as part of a hedging strategy to reduce its exposure to foreign currency fluctuations. U.S. currency fluctuations had a negligible effect on First Quarter 1998 results.

NET EARNINGS (LOSS)

  Primarily as a result of the factors discussed above, the Company recorded a net loss for the First Quarter 1998 of $1.2 million compared to net earnings of $12.7 million for the First Quarter 1997. The net loss for First Quarter 1998 includes a charge to the tax valuation reserve of $0.5 million. Net earnings in First Quarter 1997 included a non-recurring gain of $8.0 million related to the settlement of outstanding claims related to Apex and a restructuring credit of $0.4 million related to the reversal of reserves associated with re-opening the Mission, Texas facility. Excluding these non-recurring charges and credits, the net loss in First Quarter 1998 was $0.7 million compared to net earnings of $4.3 million in First Quarter 1997.

EARNINGS (LOSS) PER SHARE

  Basic and diluted loss for First Quarter 1998, as computed under FAS 128, was $0.07 per share as compared to basic and diluted earnings per share of $0.74 and $0.71, respectively, for the

First Quarter 1997. Net loss for First Quarter 1998 includes a charge to the tax valuation reserve of $0.03 per share. Net earnings in First Quarter 1997 included a non-recurring gain of $0.45 per share related to the settlement of outstanding claims related to Apex and a restructuring credit of $0.02 per share related to the reversal of reserves associated with re-opening the Mission, Texas facility. Excluding these non-recurring charges and credits, the net loss per share in First Quarter 1998 was $0.04 compared to net earnings per share of $0.24 in First Quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES

  As of April 4, 1998 the Company's working capital (net of cash) position increased to $15.0 million from $14.5 million at January 3, 1998. Accounts receivable increased $9.5 million as a result of shipments in the First Quarter 1998 that exceeded those in the previous quarter. This increase, an increase in prepaid expense and other current assets of $0.1 million, and a $6.6 million reduction in accounts payable were financed by a decrease in inventories of $11.9 million and an increase in seasonal borrowings of $3.8 million.

  Total borrowings under the Company's Credit Facility and asset based financing arrangements increased to $109.7 million at April 4, 1998 from $105.9 million at January 3, 1998, reflecting the working capital changes discussed above (see
Note 4 of Notes to Condensed Consolidated Financial Statements contained herein).

  For First Quarter 1998 and First Quarter 1997, net cash required for operating activities was $4.7 million and $41.4 million, respectively. During these periods cash was primarily used to fund the Company's accounts receivable and purchases of inventory. Net cash used by investing activities was $0.7 million and $0.8 million for First Quarter 1998 and First Quarter 1997, respectively. Cash invested was for additions in property, plant and equipment. Net cash provided by financing activities was $3.8 million and $40.2 million for First Quarter 1998 and First Quarter 1997, respectively. Cash provided by financing activities consisted almost entirely of net proceeds from the Company's seasonal borrowing, for the First Quarter 1998.

  As a result of the current industry conditions and the Company's near-term business outlook, the Company has taken steps to reduce expenses and manage its business more efficiently in the immediate future. Key initiatives include combining and redefining of business units and workforce reductions. The Company intends to allocate resources to certain near-term projects that can generate immediate results while postponing certain longer-term investments.

BACKLOG

  At the end of First Quarter 1998, the Company's global backlog was $127.1 million, compared to $220.1 million at the end of the First Quarter 1997, a decrease of 42.3%. The Company's four major categories of basketball, children's, cross training and athletic originals recorded declines of 65.9%, 63.2%, 49.2% and 8.2%, respectively. The United States order backlog decreased 75.7% while international decreased 17.3%. The decline is primarily the result of the industry-wide softening of demand for both adult's and children's basketball and cross training products. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. Accordingly, a comparison of backlog as of two different dates is not necessarily meaningful. In addition, the backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company owned retail stores may vary from year to year.

FORWARD-LOOKING STATEMENTS

  Any statements set forth above which are not historical facts, including the statements concerning the outlook for sales, earnings and anticipated cost savings in 1998, and the product and industry developments for 1999 are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the Company, the competitive pricing environment and inventory levels within the footwear and apparel industries, consumer demand for athletic footwear, market acceptance of the Company's products, the strength of the U.S. dollar and the success of planned advertising, marketing and promotional campaigns and other risks identified in documents filed by the Company with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         There have been no material changes from the information previously reported under Item 3 of the Company's annual report on Form 10-K for the fiscal year ended January 3, 1998.

Item 2.  Changes in Securities.

         Not Applicable

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not Applicable.

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  The following exhibits are contained in this report:

              10.1 Waiver Number One dated May 6, 1998 to Credit Agreement dated May 21, 1997

              10.2 Amendment dated as of December 15, 1997 to Consulting
                   Agreement dated November 16, 1994 between Converse and Apollo Advisors L.P.

              11  Statement Regarding Computation of Per Share Earnings

              27  Financial Data Statement


         (b)  Reports on Form 8-K.

              There were no reports on Form 8-K filed during the quarter ended April 4, 1998.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1998                     Converse Inc.

                                         By:  /s/ Donald J. Camacho
                                              ---------------------
                                              Donald J. Camacho
                                              Senior Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                                    Description
-----------                                    -----------

10.1             Waiver Number One dated May 6, 1998 to Credit Agreement dated
                 May 21, 1997

10.2 Amendment dated as of December 15, 1997 to Consulting Agreement dated November 16, 1994 between Converse and Apollo Advisors L.P.

11               Statement Regarding Computation of Per Share Earnings

27               Financial Data Statement