Form 10-Q
period 1998-07-04
CONVERSE INC
filed 1998-08-14
CIK 716934

     SECURITIES AND EXCHANGE COMMISSIONSECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

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

    AS OF JULY 4, 1998, 17,319,556 SHARES OF COMMON STOCK WERE OUTSTANDING.

                               TABLE OF CONTENTS

                                                                               PAGE
PART I:  FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements

          A.  Consolidated Balance Sheet                                         1
          B.  Consolidated Statement of Operations                               2
          C.  Consolidated Statement of Cash Flows                               3
          D.  Notes to Consolidated Financial Statements                         4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                      9

PART II:  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                 19
     Item 2.  Changes in Securities                                             19
     Item 3.  Defaults Upon Senior Securities                                   19
     Item 4   Submission of Matters to a Vote of Security Holders               19
     Item 5.  Other Information                                                 20
     Item 6.  Exhibits and Reports on Form 8-K                                  21

SIGNATURE                                                                       22

                       PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        CONVERSE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                  JANUARY 3, 1998   JULY 4, 1998
                                                                                  ----------------  -------------
Assets
Current assets:
   Cash and cash equivalents...................................................       $  5,738         $  2,669
   Receivables, less allowances  of $2,066 and $2,071, respectively............         72,083           71,444
   Inventories (Note 3)........................................................         94,681           90,517
   Prepaid expenses and other current assets...................................          9,713            8,566
                                                                                  ----------------  -------------
      Total current assets.....................................................        182,215          173,196
Net property, plant and equipment..............................................         20,086           19,640
Other assets...................................................................         32,393           30,267
                                                                                  ----------------  -------------
                                                                                      $234,694         $223,103
                                                                                  ================  =============
Liabilities and Stockholders' Equity  (Deficiency)
Current liabilities:
   Short-term debt.............................................................       $  9,036         $  7,351
   Credit facility (Note 4)....................................................         96,844           93,929
   Accounts payable............................................................         41,318           47,000
   Accrued expenses............................................................         14,279            9,325
   Income taxes payable........................................................            478              ---
                                                                                  ----------------  -------------
      Total current liabilities................................................        161,955          157,605
Long-term debt (Note 4)........................................................         80,000           80,000
Current assets in excess of reorganization value...............................         30,299           29,260
Accrued post-retirement benefits other than pensions...........................         10,422            6,889

Stockholders' equity (deficiency):
   Common stock, $1.00 stated value, 50,000,000 shares
      authorized, 17,317,956 and 17,319,556 shares issued and
      outstanding at January 3, 1998 and July 4, 1998, respectively............       $ 17,318         $ 17,320
   Preferred stock, no par value, 10,000,000 shares authorized
      none issued and outstanding..............................................           ----             ----
   Additional paid-in capital..................................................          2,271            3,254
   Unearned compensation.......................................................           ----             (920)
   Retained deficit............................................................        (65,314)         (67,993)
   Foreign currency translation adjustment.....................................         (2,257)          (2,312)
                                                                                  ----------------  -------------
      Total stockholders' equity (deficiency).................................         (47,982)         (50,651)
                                                                                  ----------------  -------------
                                                                                      $234,694         $223,103
                                                                                  ================  =============

  See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                     JUNE 28, 1997    JULY 4, 1998    JUNE 28, 1997    JULY 4, 1998
                                                    ---------------  --------------  ---------------  --------------
Net sales........................................       $103,325         $78,351         $239,293         $173,591
Cost of sales....................................         72,439          58,614          166,248          126,039
                                                    ---------------  --------------  ---------------  --------------
Gross profit.....................................         30,886          19,737           73,045           47,552
Selling, general and administrative expenses.....         30,489          21,964           67,252           51,680
Royalty income...................................          5,009           4,459           11,386            9,487
Restructuring expense (credit) (Note 5)..........           ----            ----             (563)            ----
                                                    ---------------  --------------  ---------------  --------------
Earnings from operations.........................          5,406           2,232           17,742            5,359
Loss (credit) on investment in  unconsolidated
    subsidiary...................................           ----            ----          (13,051)            ----
Interest expense, net............................          3,875           3,994            6,554            8,187
Other (income) expense, net......................            204            (545)           2,294             (677)
                                                    ---------------  --------------  ---------------  --------------
Earnings (loss) before income tax................          1,327          (1,217)          21,945           (2,151)
Income tax expense...............................            511             299            8,449              528
                                                    ---------------  --------------  ---------------  --------------
Earnings (loss) from continuing operations.......            816          (1,516)          13,496           (2,679)
Extraordinary loss net of tax of $508
    - write-off of deferred financing fees.......            812            ----              812             ----
                                                    ---------------  --------------  ---------------  --------------
Net earnings (loss)..............................       $      4         $(1,516)        $ 12,684         $ (2,679)
                                                    ===============  ==============  ===============  ==============
Net basic earnings (loss) per share:
     Continuing operations.......................       $   0.05         $ (0.09)        $   0.78         $  (0.15)
     Extraordinary loss..........................          (0.05)           0.00            (0.04)            0.00
                                                    ---------------  --------------  ---------------  --------------
     Net earnings (loss).........................       $   0.00         $ (0.09)        $   0.74         $  (0.15)
                                                    ===============  ==============  ===============  ==============

Basic weighted average number of common shares
    outstanding (Note 2).........................         17,256          17,320           17,244           17,319
                                                    ===============  ==============  ===============  ==============

Net diluted earnings (loss) per share:
    Continuing operations........................       $   0.05         $ (0.09)        $   0.74         $  (0.15)
    Extraordinary loss...........................          (0.05)           0.00            (0.04)            0.00
                                                    ---------------  --------------  ---------------  --------------
    Net earnings (loss)..........................       $   0.00         $ (0.09)        $   0.70         $  (0.15)
                                                    ===============  ==============  ===============  ==============

Diluted weighted average number of common shares
    outstanding (Note 2).........................         17,851          17,320           18,621           17,319
                                                    ===============  ==============  ===============  ==============


    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                  --------------------------------
                                                                                   JUNE 28, 1997     JULY 4, 1998
                                                                                  ---------------   --------------
Cash flows from operating activities:
  Net earnings (loss)..........................................................       $  12,684         $ (2,679)
  Adjustments to reconcile net earnings (loss) to net cash (required for)
    provided by operating activities:
       Credit on investment in unconsolidated subsidiary
         less cash payments of $7,582..........................................         (20,633)            ----
       Provision for restructuring actions.....................................            (563)            ----
       Extraordinary loss from write-off of deferred financing fees............           1,320             ----
       Depreciation of property, plant and equipment...........................           1,652            1,834
       Amortization of intangible assets.......................................             234              234
       Amortization of current assets in excess of reorganization
         value.................................................................          (1,039)          (1,039)
       Gain on sale of property, plant and equipment...........................            ----           (1,037)
       Amortization of deferred compensation...................................            ----               54
       Deferred income taxes...................................................           5,973             ----
Changes in assets and liabilities:
       Receivables.............................................................         (33,899)             639
       Inventories.............................................................         (11,607)           4,164
       Prepaid expenses and other current assets...............................            (383)           1,240
       Accounts payable and accrued expenses...................................           6,927              728
       Income taxes payable....................................................             633             (478)
       Other long-term assets and liabilities..................................          (2,206)          (1,789)
                                                                                      ----------        ---------
         Net cash (required for) provided by operating activities..............         (40,907)           1,871
                                                                                      ----------        ---------

Cash flows from investing activities:
  Additions to property, plant and equipment...................................          (2,805)          (1,520)
  Proceeds from sale of property, plant and equipment..........................            ----            1,169
                                                                                      ----------        ---------
         Net cash used by investing activities.................................          (2,805)            (351)
                                                                                      ----------        ---------

Cash flows from financing activities:
  Net proceeds from exercise of stock options..................................             347               11
  Net proceeds from (payment of) short-term debt...............................             534           (1,685)
  Repayment of old credit facility.............................................        (117,765)            ----
  Net borrowing under new credit facility......................................          82,424           (2,915)
  Net proceeds from bond issue.................................................          76,400             ----
                                                                                      ----------        ---------
         Net cash provided (used) by financing activities......................          41,940           (4,589)
Net decrease in cash and cash equivalents......................................          (1,772)          (3,069)
Cash and cash equivalents at beginning of period...............................           5,908            5,738
                                                                                      ----------        ---------
Cash and cash equivalents at end of period.....................................       $   4,136         $  2,669
                                                                                      ==========        =========


    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 3, 1998. The Company's consolidated results of operations for the three and six months ended July 4, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2. NET EARNINGS (LOSS) PER COMMON SHARE

  Net earnings (loss) per common share is computed based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding for the applicable period.

3. INVENTORIES

          Inventories are summarized as
           follows:

                                          JANUARY 3, 1998  JULY 4, 1998
                                          ---------------  ------------
          Retail merchandise............       $ 5,245        $ 5,887
          Finished products.............        81,311         76,034
          Work in process...............         4,560          5,082
          Raw materials.................         3,565          3,514
                                               -------        -------
                                               $94,681        $90,517
                                               =======        =======

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

  The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $93,929 are classified as current due to the Company's lockbox arrangement (whereby payments made by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

  As of July 4, 1998 the Company's borrowing base was $104,792. Utilization under the Credit Facility amounted to $96,731 consisting of revolving loans of $86,515, banker acceptances of $7,414 and outstanding letters of credit of $2,802. Accordingly, $8,061 of the maximum available borrowing base remained unutilized as of July 4, 1998.

  Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. The foregoing LIBOR margin is subject to reduction based upon the Company achieving certain interest coverage ratios specified in the Credit Facility. At July 4, 1998, revolving loans outstanding under the Credit Facility bore interest of 8.26% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate, as defined. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. and Canadian assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. At July 4, 1998, the Company was not in compliance with one financial covenant contained in the Credit Facility. Subsequent to July 4, 1998, the Banks waived compliance with this financial covenant for the quarter ended July 4, 1998.

  Subsidiaries of the Company maintain asset-based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. As of July 4, 1998, total short-term borrowings outstanding under these financing arrangements totaled $7,351. These obligations are secured by first priority liens on the respective foreign assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

5. RESTRUCTURING

  As more fully described in Note 4 to the Consolidated Financial Statements for the year ended January 3, 1998 included within the Company's annual report on Form 10-K, during 1995 the Company recorded restructuring charges relating primarily to initiatives aimed at reducing future operating costs. During 1997, the Company recorded additional restructuring charges in order to reduce the Company's expenses as a result of the uncertainty caused by the recent industry downturn and the related oversupply of inventory in the marketplace.

  At April 4, 1998, the remaining restructuring reserve was $908, comprised primarily of retail store closing and contract termination costs. During the second quarter, the Company charged $721 of costs against the reserve. The remaining retail store closing and contract termination costs are expected to be incurred in the third quarter.

6. GAIN ON SALE OF PROPERTY, PLANT AND EQUIPMENT

  In May 1998, the Company sold its Reynosa, Mexico manufacturing facility and recorded a gain of $1,000. During August 1998, the Company will be transferring its operation to a larger leased facility in Reynosa, which will allow for a substantial increase in production capacity. Until the transfer, the Company will continue to utilize its old facility. The Company will be operating the new facility under a ten-year lease agreement at an annual cost of $550.

7. EMPLOYEE BENEFITS

  The Company realized a gain of $3,900 resulting from cost reduction efforts undertaken in the first half of 1998. Of the total gain, $3,300 resulted from the termination of the active employee's post-retirement medical benefit plan and $600 resulted from pension curtailment related to workforce reductions. These gains were partially offset by a $1,000 severance charge related to the workforce reductions which occurred in April 1998. The retiree post-retirement medical benefit plan will be terminated and substantially settled in the third quarter of 1998, with the Company recording a large gain offset by an immaterial amount in cash settlement payments.

8. COMMITMENTS AND CONTINGENCIES

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

  In May 1998, the Executive Compensation and Stock Option Committee of the Board of Directors ("the Committee") granted 200,000 shares of restricted stock under the 1994 Plan, free of cash consideration, to 21 employees. The stock vests 100% three years after the grant date. To account for the restricted stock, the Company recorded unearned compensation in stockholders' equity and will amortize it over the vesting period.

  In May 1998, the stockholders approved the Employee Stock Purchase Plan (the "Plan"). Under the provisions of the Plan, all employees normally working over 20 hours per week and employed by the Company at least 12 months are eligible to purchase stock at a discount under certain restrictions. The amount of the discount is determined by the Committee but may not exceed Internal Revenue Service limitations. The Plan is not subject to ERISA and therefore not subject to ERISA's reporting requirements.

10. RECENTLY ISSUED ACCOUNTING STANDARDS

  In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholders' equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. For the three months ended June 28, 1997 and July 4, 1998, comprehensive income items included in stockholders' equity consisted of translation adjustments of $(262) and $233, respectively. For the six months ended June 28, 1997 and July 4, 1998, comprehensive income items included in stockholders' equity consisted of translation adjustments of $(54) and $(55), respectively.

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

  In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits". The statement revises employer's disclosures about pensions and other post-retirement plans. The statement does not change the measurement or recognition of those types of plans and, accordingly, will not have a material impact on the Company's consolidated financial position or results of operations.

  On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

ITEM 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 28, 1997 TO THREE MONTHS ENDED JULY 4,
1998

  The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended June 28, 1997 ("Second Quarter 1997") and for the three months ended July 4, 1998 ("Second Quarter 1998").

                                                          THREE MONTHS ENDED
                                             --------------------------------------------
                                             JUNE 28, 1997    %     JULY 4, 1998     %
                                             -------------  ------  -------------  ------
Net sales..................................      $103,325    100.0      $78,351     100.0
Gross profit...............................        30,886     29.9       19,737      25.2
Selling, general and administrative
  expenses.................................        30,489     29.5       21,964      28.0
Royalty income.............................         5,009      4.8        4,459       5.7
Earnings from operations...................         5,406      5.2        2,232       2.9
Interest expense, net......................         3,875      3.7        3,994       5.1
Other (income) expense.....................           204      0.2         (545)     (0.7)
Earnings (loss) from continuing
  operations before income tax ............         1,327      1.3       (1,217)     (1.5)
Earnings (loss) from
  continuing operations....................      $    816      0.8      $(1,516)     (1.9)
Basic earnings (loss) per share
  from continuing operations...............      $   0.05      ---      $ (0.09)      ---
Diluted earnings (loss) per
  share from continuing operations.........      $   0.05      ---      $ (0.09)      ---
Extraordinary loss, net of tax.............      $    812      0.8         ----       ---
Net earnings (loss)........................      $      4      0.0      $(1,516)     (1.9)
Basic net earnings (loss) per share........      $   0.00      ---      $ (0.09)      ---
Diluted net earnings (loss)
  per share................................      $   0.00      ---      $ (0.09)      ---

NET SALES

  Net sales for the Second Quarter 1998 decreased to $78.4 million from $103.3 million for the Second Quarter 1997, a 24.1% decrease. The $24.9 million reduction in net sales was attributable to decreases of 50.2%, 49.9%, and 11.5% for the Second Quarter 1998 in the categories of basketball, children's and cross training, respectively, as compared to the Second Quarter 1997. The reduction in net sales was partially offset by an 11.4% increase in the athletic originals category.

  Net sales in the United States decreased 32.8% to $45.7 million in the Second Quarter 1998 from $68.0 million for the Second Quarter 1997. Net sales decreased 7.4% internationally to $32.7 million for the Second Quarter 1998 from $35.3 million for the Second Quarter 1997. Second Quarter 1998 net sales decreased 21.6% and 13.2% in the Europe, Middle East and Africa ("E.M.E.A.") and Latin America regions, respectively. Second Quarter 1998 Pacific region net sales increased from $13.7 million to $16.0 million, or 16.8%.

  The athletic industry continues to struggle through the slowdown in branded athletic footwear sales that negatively impacted the Company and its competitors. The industry slowdown can be attributed, in part, to the shift in consumer preference away from athletic footwear for streetwear use. This change in preference has produced a saturated retail athletic footwear market and has resulted in reduced sales for the Company's basketball, children's and, to a
lesser extent, cross training categories.   This industry environment has been
exacerbated by the strong U.S. dollar and the recent Pacific economic crisis
which has negatively impacted consumer spending.   Excessive levels of footwear
inventory remain in the marketplace and, although the inventory position of the Company's competitors has improved over the prior quarter, the Company believes that the distribution channels will not return to more normalized levels until after 1998.

GROSS PROFIT

  Gross profit decreased to $19.7 million for the Second Quarter 1998 from $30.9 million for the Second Quarter 1997, a 36.2% reduction. The industry slowdown and related volume decreases accounted for the majority of the gross profit reduction over the period. The Company's gross profit margin fell to 25.2% of net sales for Second Quarter 1998 compared to 29.9% of net sales for Second Quarter 1997. The decline was caused by the highly promotional and over-inventoried environment that has led to reduced demand in the Company's performance categories and resulted in price reductions for basketball, children's and cross training products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses decreased 27.9% to $22.0 million for Second Quarter 1998 from $30.5 million for Second Quarter 1997. The decrease in selling, general and administrative expenses of $8.5 million was partly attributable to: (i) a 35.8% reduction in worldwide advertising; (ii) a 27.5% reduction in sports marketing spending; and (iii) a 63.6% reduction in sales commissions resulting from the decreased sales volume. Also contributing to the reduction in selling, general and administrative charges in Second Quarter 1998 was a gain of $3.3 million resulting from the curtailment of the active employees from the post-retirement medical benefit plan and a gain of $0.6 million resulting from pension curtailment related to workforce reductions. These gains were partially offset by a $1.0 million severance charge related to the April 1998 workforce reduction. The Company anticipates an additional gain in the third quarter of 1998 relating to the curtailment of retirees from the post-retirement medical benefit plan and has estimated this gain at $5.7 million. As a percentage of net sales, selling, general and administrative expenses decreased to 28.0% for Second Quarter 1998 from 29.5% for the prior year period.

ROYALTY INCOME

  Royalty income decreased by 10.0% to $4.5 million in Second Quarter 1998 from $5.0 million in Second Quarter 1997. International royalty income, which currently represents approximately 84% of the Company's total royalty income, decreased 7.7%. The reduction was primarily attributable to decreases of 10.6% and 47.6% in the Pacific and E.M.E.A. regions, respectively. Domestic royalty income decreased by 30.0% to $0.7 million for Second Quarter 1998 from $1.0 million for Second Quarter 1997. The decreases are representative of the slowdown in the athletic footwear business and the decline is made more severe internationally by the Pacific economic crisis and the strength of the U.S. dollar worldwide. These declines were partially offset by a 113.2% improvement in the Latin America region. As a percentage of net sales, royalty income was 5.7% in the Second Quarter 1998 compared to 4.8% in the Second Quarter 1997.

EARNINGS FROM OPERATIONS

  Primarily as a result of the factors discussed above, the Company recorded earnings from operations of $2.2 million for Second Quarter 1998 as compared to $5.4 million for Second Quarter 1997. As a percentage of net sales, earnings from operations were 2.9% and 5.2% for Second Quarter 1998 and Second Quarter 1997, respectively.

INTEREST EXPENSE

  Interest Expense for Second Quarter 1998 increased to $4.0 million from $3.9 million for Second Quarter 1997, a 2.6% increase. The increase reflects the higher borrowing levels in Second Quarter 1998 compared to Second Quarter 1997.

OTHER (INCOME) EXPENSE

  The Second Quarter 1998 income of $0.5 million was primarily attributable to the May 1998 sale of the Company's Reynosa, Mexico manufacturing facility. The gain of $1.0 million on the sale was partially offset by foreign exchange losses attributable to the appreciation of the U.S. dollar.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS

  Primarily as a result of the factors discussed above, the Company recorded a loss from continuing operations for Second Quarter 1998 of $1.5 million compared to earnings of $0.8 million for Second Quarter 1997. The loss in Second Quarter 1998 included a charge of $0.6 million to increase the deferred tax valuation reserve. Excluding this charge, the loss for Second Quarter 1998 was $0.9 million.

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS

  Basic and diluted loss per share from continuing operations for Second Quarter 1998 was $0.09 as compared to basic and diluted earnings per share from continuing operations of $0.05 for Second Quarter 1997.

EXTRAORDINARY LOSS, NET OF TAX

  The Company entered into a new Credit Facility during Second Quarter 1997. In connection with repayment of the Old Credit Facility, the Company wrote off deferred financing fees of $1.3 million relating to the Old Credit Facility which resulted in an extraordinary loss, net of taxes, of $0.8 million.

NET EARNINGS (LOSS)

  The Company recorded a net loss for Second Quarter 1998 of $1.5 million compared to break-even earnings for Second Quarter 1997. The net loss for Second Quarter 1998 includes a charge of $0.6 million to increase the deferred tax valuation reserve. Excluding this charge, the net loss for Second Quarter 1998 was $0.9 million. As a result of the current market conditions within the athletic footwear market and the Company's near term business outlook, the Company continued to take action to reduce operating expenses. In Second Quarter 1998, the Company reduced its worldwide workforce by reducing non-manufacturing personnel and eliminating certain other costs. In addition, the Company closed unprofitable retail outlet stores and took aggressive steps to reduce inventories in Second Quarter 1998.

NET EARNINGS (LOSS) PER SHARE

  The Company recorded basic and diluted losses per share of $0.09 for Second Quarter 1998 compared to break-even basic and diluted earnings per share for Second Quarter 1997. The net loss for the Second Quarter 1998 includes a charge of $0.04 per share to increase the deferred tax valuation reserve. Excluding this charge, the net loss for Second Quarter 1998 was $0.05 per share.

COMPARISON OF SIX MONTHS ENDED JUNE 28, 1997 TO SIX MONTHS ENDED  JULY 4, 1998

  The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the six months ended June 28, 1997 ("First Half 1997") and for the six months ended July 4, 1998 ("First Half 1998").

                                                                 SIX MONTHS ENDED
                                                   ---------------------------------------------
                                                   JUNE 28, 1997     %     JULY 4, 1998     %
                                                   --------------  ------  -------------  ------
Net sales......................................         $239,293    100.0     $173,591     100.0
Gross profit...................................           73,045     30.5       47,552      27.4
Selling, general and administrative
  expenses.....................................           67,252     28.1       51,680      29.8
Royalty income.................................           11,386      4.8        9,487       5.5
Earnings from operations.......................           17,742      7.4        5,359       3.1
Credit on investment in
  Unconsolidated subsidiary....................          (13,051)    (5.5)         ---       ---
Interest expense, net..........................            6,554      2.7        8,187       4.7
Other (income) expense.........................            2,294      1.0         (677)     (0.4)
Earnings (loss) from continuing
  Operations before income tax.................           21,945      9.2       (2,151)     (1.2)
Earnings (loss) from
  continuing operations........................         $ 13,496      5.6     $ (2,679)     (1.5)
Basic earnings (loss) per share
  from continuing operations...................         $   0.78      ---     $  (0.15)      ---
Diluted earnings (loss) per share
  from continuing operations...................         $   0.74      ---     $  (0.15)      ---
Extraordinary loss, net of tax.................         $    812      0.3          ---       ---
Net earnings (loss)............................         $ 12,684      5.3     $ (2,679)     (1.5)
Basic net earnings (loss) per share............         $   0.74      ---     $  (0.15)      ---
Diluted net earnings (loss)
  per share....................................         $   0.70      ---     $  (0.15)      ---

NET SALES

  Net Sales for the First Half 1998 decreased 27.5% to $173.6 million from $239.3 million for First Half 1997. Compared to the prior year period, the $65.7 million reduction in net sales was attributable to decreases of 50.3%, 50.9% and 27.0% in the categories of basketball, children's and cross training, respectively. The reduction in net sales was partially offset by an 8.5% increase in the athletic originals category.

  Net sales in the United States for First Half 1998 decreased 37.0% to $99.3 million from $157.5 million for First Half 1997. International net sales decreased 9.2% to $74.3 million from $81.8 million in the prior year period. Net sales in the E.M.E.A., Pacific and Latin America regions decreased
2.4%, 12.8% and 34.6%, respectively.

  Over the past several months the industry has experience some shift in consumer preference away from branded athletic footwear to "brown shoe" or "casual" product offerings. This shift in consumer preference has adversely affected the Company's business, as well as that of many of its competitors and has resulted in increased competition from alternative brands. In addition to the recent slowdown of branded athletic footwear, the industry is suffering from an oversupply of branded athletic footwear in the market. This high level of inventory came about after the change in consumer demand away from performance athletic models, particularly basketball, to more alternative non-athletic styles. Products with selling prices of more than $100 per pair were particularly impacted, however, the oversupply of inventory, and the related promotional pricing, has also impacted footwear products sold at lower price points. The Company believes that the oversupply of inventory held within the distribution channels will not return to more normalized levels until after 1998.

GROSS PROFIT

  Gross profit decreased to $47.6 million for the First Half 1998 from $73.0 million for the First Half 1997, a 34.8% reduction. The industry slowdown and related volume decreases accounted for the majority of the gross profit reduction over the period. The Company's gross profit margin fell to 27.4% of net sales for First Half 1998 compared to 30.5% of net sales for First Half 1997. The decline was caused by the highly promotional and over-inventoried environment that has led to reduced demand in the Company's performance categories and has resulted in price reductions for basketball, children's and cross training products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  Selling, general and administrative expenses decreased 23.2% to $51.7 million for First Half 1998 from $67.3 million for First Half 1997. The decrease in selling, general and administrative expenses of $15.6 million was partly attributable to: (i) a 41.7% reduction in worldwide advertising; (ii) a 26.4% reduction in sports marketing spending; and (iii) a 36.9% reduction in sales commissions resulting from the decreased sales volume. A decrease of $3.9 million resulting from pension curtailment related to workforce reductions and the curtailment of the active employees from the post-retirement medical benefit plan also contributed to the reduced selling, general and administrative expenses. This decrease was partially offset by a $1.0 million severance charge related to the April 1998 workforce reduction. The Company anticipates an additional gain in the third quarter of 1998 relating to the curtailment of retirees from the post-retirement medical benefit plan and has estimated this gain at $5.7 million. As a percentage of net sales, selling, general and administrative expenses increased to 29.8% for First Half 1998 from 28.1% for the prior year period.

ROYALTY INCOME

  Royalty income decreased by 16.7% to $9.5 million in First Half 1998 from $11.4 million in First Half 1997. International royalty income, which currently represents approximately 84% of the Company's total royalty income, decreased 14.2%. The reduction was primarily attributable to decreases of 17.8% and 35.1% in the Pacific and E.M.E.A. regions, respectively. Domestic royalty income decreased by 25.0% to $1.5 million for First Half 1998 from $2.0 million for First Half 1997. The decreases are representative of the slowdown in the athletic footwear business and is exacerbated internationally by the Pacific economic crisis and the strength of the U.S. dollar worldwide. These declines were partially offset by a 40.2% improvement in the Latin America region. As a percentage of net sales, royalty income was 5.5% in the First Half 1998 compared to 4.8% in the First Half 1997.

EARNINGS FROM OPERATIONS

  Primarily as a result of the factors discussed above, the Company recorded earnings from operations of $5.4 million for First Half 1998 as compared to $17.7 million for First Half 1997. As a percentage of net sales, earnings from operations were 3.1% and 7.4% for First Half 1998 and First Half 1997, respectively.

CREDIT ON INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

  In First Half 1997, the Company recorded a pre-tax gain totaling $13.1 million relating to the settlement of certain claims by the Company related to the Company's 1995 acquisition of Apex One, Inc. ("Apex").

INTEREST EXPENSE

  Interest expense for First Half 1998 increased to $8.2 million from $6.6 million for First Half 1997, a 24.2% increase. The increase reflects the higher borrowing levels in First Half 1998 compared to First Half 1997 and the First Half 1997 reversal of $1.4 million of interest payments previously paid into escrow on the subordinated notes issued to former owners of Apex and subsequently surrendered to the Company upon settlement of the Company's claims against them.

OTHER (INCOME) EXPENSE

  The First Half 1998 income was primarily attributable to the May 1998 sale of the Company's Reynosa, Mexico manufacturing facility. The First Half 1997 expense of $2.3 million was primarily related to foreign exchange losses attributable to the appreciation of the U.S. dollar. Since the third quarter of 1997, the Company has entered into foreign exchange contracts and currency options as part of a hedging strategy to reduce its exposure to foreign currency fluctuations.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS

  Primarily as a result of the factors discussed above, the Company recorded a loss from continuing operations for First Half 1998 of $2.7 million compared to earnings of $13.5 million for First Half 1997. The loss for First Half 1998 includes a charge of $1.1 million to increase the deferred tax valuation reserve. Earnings from continuing operations for First Half 1997 included a non-recurring gain of $8.0 million related to the settlement of outstanding claims related to

Apex and a restructuring credit of $0.4 million related to the reversal of reserves associated with re-opening the Mission, Texas facility. Excluding these non-recurring charges and credits, the loss for First Half 1998 was $1.6 million compared to earnings of $5.1 million for First Half 1997.

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS

  Basic and diluted loss from continuing operations for First Half 1998 was $0.15 per share as compared to basic and diluted earnings per share from continuing operations of $0.78 and $0.74, respectively, for First Half 1997. The loss for First Half 1998 includes a charge of $0.06 per share to increase the deferred tax valuation reserve. Earnings from continuing operations for First Half 1997 included a non-recurring gain of $0.43 per diluted share related to the settlement of outstanding claims related to Apex and a restructuring credit of $0.02 per diluted share related to the reversal of reserves associated with re-opening the Mission, Texas facility. Excluding these non-recurring charges and credits, the loss per share in First Half 1998 was $0.09 compared to net diluted earnings per share of $0.29 for First Half 1997.

EXTRAORDINARY LOSS, NET OF TAX

  The Company entered into a new Credit Facility during First Half 1997. In connection with repayment of the Old Credit Facility, the Company wrote off deferred financing fees of $1.3 million relating to the Old Credit Facility which resulted in an extraordinary loss, net of taxes, of $0.8 million.

NET EARNINGS (LOSS)

  The Company recorded a net loss for First Half 1998 of $2.7 million compared to earnings of $12.7 million for First Half 1997. The net loss for the First Half 1998 includes a charge of $1.1 million to increase the deferred tax valuation reserve. Net earnings for First Half 1997 included a non-recurring gain of $8.0 million related to the settlement of outstanding claims related to Apex and a restructuring credit of $0.4 million related to the reversal of reserves associated with re-opening the Mission, Texas facility. Excluding these non-recurring charges and credits the net loss for the First Half 1998 was $1.6 million compared to net earnings of $4.3 million in First Half 1997.

  As a result of the current market conditions within the athletic footwear market and the Company's near term business outlook, the Company continued to take action to reduce operating expenses. In First Half 1998, the Company reduced its personnel by 108 corporate positions, or 24% of its headquarters' staff, and eliminated certain other expenses. In addition, the Company closed unprofitable retail outlet stores and took aggressive steps to reduce inventories in First Half 1998.

NET EARNINGS (LOSS) PER SHARE

  Basic and diluted loss for the First Half 1998 was $0.15 per share as compared to basic and diluted earnings per share of $0.74 and $0.70, respectively, for the First Half 1997. Net loss for the First Half 1998 includes a charge of $0.06 per share to increase the deferred tax valuation reserve. Net earnings for First Half 1997 included a nonrecurring gain of $0.43 per diluted share related to the settlement of outstanding claims related to Apex and a restructuring credit of $0.02 per diluted share related to the reversal of reserves associated with re-opening the Mission, Texas facility. Excluding these nonrecurring charges and credits the net loss for the First Half 1998 was $0.09 per share compared to net diluted earnings of $0.25 per share in First Half 1997.

LIQUIDITY AND CAPITAL RESOURCES

  As of July 4, 1998 the Company's working capital (net of cash) position decreased to $12.9 million from $14.5 million at January 3, 1998. Inventory decreased by $4.2 million as a result of the Company's aggressive efforts to sell overstocked, cancelled and returned inventory as well as efforts made to lower inventory purchase levels to better align with the current market
conditions.   Accounts receivable and prepaid expenses decreased $1.9 million due to decreased sales levels and the Company's efforts to reduce operating costs. Through the decreases in current assets and a $0.2 million net increase in accounts payable and accrued expenses, the Company was able to reduce seasonal borrowings by $4.6 million.

  Total borrowings under the Company's Credit Facility and asset based financing arrangements decreased to $101.3 million at July 4, 1998 from $105.9 million at January 3, 1998, reflecting the working capital changes reflected above (see
Note 4 of Notes to Condensed Consolidated Financial Statements contained herein).

  For First Half 1998 and First Half 1997, net cash provided by (required for) operating activities was $1.9 million and ($40.9) million, respectively. Cash provided by operating activities in First Half 1998 was primarily derived as a result of management's efforts to reduce inventories and to lower operating costs. During First Half 1997, cash was primarily used to fund the Company's working capital requirements. Net cash used by investing activities was $0.4 million and $2.8 million for First Half 1998 and First Half 1997, respectively. Cash invested was for additions to property, plant and equipment offset by cash received from the sale of the Reynosa facility. Net cash (used for) provided by financing activities was ($4.6) million and $41.9 million for First Half 1998 and First Half 1997, respectively. Cash used for financing activities in First Half 1998 was for payment against short term borrowings and the Credit Facility. Cash provided by financing activities for First Half 1997 was generated primarily by the issuance of $80.0 million of Convertible Notes and $82.4 million of net borrowings on the Credit Facility offset by the repayment of $117.8 million on the Old Credit Facility (see Note 4 of Notes to Condensed Consolidated Financial Statements contained herein).

  The Company anticipates the need for additional working capital in 1998. The Company is currently investigating various alternatives for additional financing to supplement its working capital and believes that such financing will be available in the near-term although the terms of such financing have not been established.

BACKLOG

  At the end of First Half 1998, the Company's global backlog was $97.2 million, compared to $190.9 million at the end of the First Half 1997, a decrease of 49.1%. The Company's four major categories of basketball, children's, cross training and athletic originals recorded declines of 65.6%, 62.3%, 54.1% and 37.1%, respectively. The United States order backlog decreased 62.0% while the international backlog decreased 28.8%. The decline was primarily the result of the continued industry-wide softening of demand for athletic footwear. The amount of backlog at any particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacture and shipment of the Company's products. Accordingly a comparison of backlog as of two different dates is not necessarily meaningful. In addition, the backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company owned retail stores may vary from year to year.

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

                Not Applicable

Item 3.   Defaults Upon Senior Securities.

                Not Applicable

Item 4.   Submission of Matters to a Vote of Security-Holders.

          On May 11, 1998, the Company conducted its annual meeting of stockholders pursuant to due notice. A Quorum being present either in person or by proxy, the stockholders voted on the following matters:

          1. To elect twelve directors to hold office until the next annual meeting and until their successors are elected and qualified
          2. To ratify the appointment of Price Waterhouse L.L.P. as the Company's independent auditors for the next fiscal year.
          3. To consider approval of the Converse Inc. 1994 Stock Option Plan, as amended and restated.
          4. To consider approval of the Converse Inc. Employee Stock Purchase Plan.

          No other matters were voted upon.  The votes cast were as follows:

          1. Election of directors. The following directors were elected to the Company's Board:

                                                   NUMBER OF VOTES CAST
                                                   --------------------
                                                 FOR             WITHHELD
                                             -----------   --------------------
             Donald J. Barr                   16,408,584         491,949
             Leon D. Black                    16,018,570         881,963
             Julius W. Erving                 16,413,181         487,352
             Robert H. Falk                   16,407,449         493,084
             Gilbert Ford                     16,411,511         489,022
             Michael S. Gross                 16,408,371         492,162
             John J. Hannan                   16,408,084         492,449
             Joshua J. Harris                 16,407,890         492,643
             John H. Kissick                  16,013,861         886,672
             Richard B. Loynd                 16,407,116         493,417
             Glenn N. Rupp                    16,412,871         487,662
             Michael D. Weiner                16,412,849         487,684

          2. Ratification of the selection of Price Waterhouse L.L.P. as the Company's independent auditors.

                      For                            16,807,999
                      Against                            40,872
                      Abstain                            51,662

          3. Approval of Converse Inc. 1994 Stock Option Plan, as amended and restated.

                      For                            12,283,209
                      Against                         1,312,530
                      Abstain                            86,063
                      Broker Non-vote                 3,218,731

          4. Approval of Converse Inc. Employee  Stock Purchase Plan.

                      For                            13,390,050
                      Against                           220,546
                      Abstain                            71,206
                      Broker Non-vote                 3,218,731

Item 5.             Other Information.

                    Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits.  The following exhibits are contained in this report:

              10.1 Converse Inc. Employee Stock Purchase Plan

              10.2 Converse Inc. 1994 Stock Option Plan, as Amended and Restated

              10.3 Waiver Number Two dated July 31, 1998 to Credit Agreement dated May 21, 1997

              10.4 Lease Agreement - Reynosa, Mexico

              11 Statement Regarding Computation of Per Share Earnings

              27 Financial Data Statement

          (b) Reports on Form 8-K.

              There were no reports on Form 8-K filed during the quarter ended July 4, 1998.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 14, 1998                Converse Inc.

                                    By:  /s/ Donald J. Camacho
                                         -------------------------------
                                         Donald J. Camacho
                                         Senior Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                    Description
-----------                    -----------

10.1               Converse Inc. Employee Stock Purchase Plan

10.2               Converse Inc. 1994 Stock Option Plan, as Amended and Restated

10.3 Waiver Number Two dated July 31, 1998 to Credit Agreement dated May 21, 1997

10.4               Lease Agreement - Reynosa, Mexico

11                 Statement Regarding Computation of Per Share Earnings

27                 Financial Data Statement