Form 10-Q
period 1998-10-03
CONVERSE INC
filed 1998-11-16
CIK 716934

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

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


   AS OF OCTOBER 3, 1998, 17,319,556 SHARES OF COMMON STOCK WERE OUTSTANDING.

                               TABLE OF CONTENTS

                                                                          PAGE
PART I:   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements

                    A.   Consolidated Balance Sheet                         1
                    B.   Consolidated Statement of Operations               2
                    C.   Consolidated Statement of Cash Flows               3
                    D.   Notes to Consolidated Financial Statements         4

          Item 2.   Management's Discussion and Analysis of                10
                    Financial Condition and Results of Operations

PART II:  OTHER INFORMATION

          Item 1.   Legal Proceedings                                      22
          Item 2.   Changes in Securities                                  22
          Item 3.   Defaults Upon Senior Securities                        22
          Item 4    Submission of Matters to a Vote of
                    Security Holders                                       22
          Item 5.   Other Information                                      22
          Item 6.   Exhibits and Reports on Form 8-K                       22

          SIGNATURE                                                        23

                       PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        CONVERSE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         JANUARY 3, 1998     OCTOBER 3, 1998
                                                         ---------------     ---------------
Assets
Current assets:
  Cash and cash equivalents............................     $  5,738              $  2,406
  Receivables, less allowances of $2,066 and $2,415,
   respectively........................................       72,083                67,550
  Inventories (Note 3).................................       94,681                76,730
  Prepaid expenses and other current assets............        9,713                 9,302
                                                            --------              --------
     Total current assets..............................      182,215               155,988
Net property, plant and equipment......................       20,086                20,367
Other assets...........................................       32,393                30,547
                                                            --------              --------
                                                            $234,694              $206,902
                                                            ========              ========

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
  Short-term debt (Note 4).............................     $  9,036              $ 15,438
  Credit facility (Note 4).............................       96,844                64,967
  Accounts payable.....................................       41,318                35,297
  Accrued expenses.....................................       14,279                13,426
  Income taxes payable.................................          478                   119
                                                            --------              --------
     Total current liabilities.........................      161,955               129,247
Long-term debt (Note 4)................................       80,000               101,637
Current assets in excess of reorganization value.......       30,299                28,741
Accrued postretirement benefits other than pensions....       10,422                  ----

Stockholders' equity (deficiency):
  Common stock, $1.00 stated value, 50,000,000 shares
    Authorized, 17,317,956 and 17,319,556 shares
    issued and Outstanding at January 3, 1998 and
    October 3, 1998, respectively......................     $ 17,318              $ 17,320
  Preferred stock, no par value,
   10,000,000 shares authorized
    None issued and outstanding........................          ---                   ---
  Additional paid-in capital...........................        2,271                 3,695
  Unearned compensation................................          ---                  (839)
  Retained deficit.....................................      (65,314)              (72,267)
  Foreign currency translation adjustment..............       (2,257)                 (632)
                                                            --------              --------
     Total stockholders' equity (deficiency)...........      (47,982)              (52,723)
                                                            --------              --------
                                                            $234,694              $206,902
                                                            ========              ========

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                      SEPTEMBER 27, 1997  OCTOBER 3, 1998   SEPTEMBER 27, 1997   OCTOBER 3, 1998
                                                      ------------------  ----------------  -------------------  ----------------

Net sales...........................................            $121,903          $78,286             $361,196          $251,877
Cost of sales.......................................              89,799           62,242              256,047           188,281
                                                                --------          -------             --------          --------
Gross profit........................................              32,104           16,044              105,149            63,596
Selling, general and administrative expenses........              32,581           19,921               99,834            71,601
Royalty income......................................               5,502            4,527               16,889            14,014
Restructuring expense (credit)......................                ----             ----                 (563)             ----
                                                                --------          -------             --------          --------
Earnings from operations............................               5,025              650               22,767             6,009
Loss (credit) on investment in unconsolidated
 subsidiary.........................................                ----             ----              (13,051)             ----
Interest expense, net...............................               4,438            4,395               10,992            12,582
Other (income) expense, net.........................                 303              774                2,597                97
                                                                --------          -------             --------          --------
Earnings (loss) before income tax...................                 284           (4,519)              22,229            (6,670)
Income tax expense..................................                 109              459                8,558               987
                                                                --------          -------             --------          --------
Earnings (loss) from continuing operations..........                 175           (4,978)              13,671            (7,657)
Extraordinary (gain) loss net of tax of $508
 and $437, respectively (Note 5)....................                ----             (704)                 812              (704)
                                                                --------          -------             --------          --------
Net earnings (loss).................................            $    175          $(4,274)            $ 12,859          $ (6,953)
                                                                ========          =======             ========          ========

Net basic earnings (loss) per share:
    Continuing operations...........................            $   0.01          $ (0.29)            $   0.79          $  (0.44)
    Extraordinary gain (loss).......................                0.00             0.04                (0.05)             0.04
                                                                --------          -------             --------          --------
    Net earnings (loss).............................            $   0.01          $ (0.25)            $   0.74          $  (0.40)
                                                                ========          =======             ========          ========

Basic weighted average number of common shares
 outstanding (Note 2)...............................              17,277           17,320               17,255            17,319
                                                                ========          =======             ========          ========

Net diluted earnings (loss) per share:
    Continuing operations...........................            $   0.01          $ (0.29)            $   0.77          $  (0.44)
    Extraordinary gain (loss).......................                0.00             0.04                (0.05)             0.04
                                                                --------          -------             --------          --------
    Net earnings (loss).............................            $   0.01          $ (0.25)            $   0.72          $  (0.40)
                                                                ========          =======             ========          ========

Diluted weighted average number of common shares
 outstanding (Note 2)...............................              17,744           17,320               17,836            17,319
                                                                ========          =======             ========          ========

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                     NINE MONTHS ENDED
                                                                           SEPTEMBER 27, 1997   OCTOBER 3, 1998
                                                                           -------------------  ----------------

Cash flows from operating activities:
 Net earnings (loss).....................................................           $  12,859          $ (6,953)
 Adjustments to reconcile net earnings (loss) to net cash (required for)
  provided by operating activities:
    Credit on investment in unconsolidated subsidiary
      less cash payments of $7,582.......................................             (20,633)             ----
    Provision for restructuring actions..................................                (563)             ----
    Extraordinary loss from write-off of deferred financing fees.........               1,320               809
    Extraordinary gain on cancellation of convertible notes..............                ----            (1,950)
    Depreciation of property, plant and equipment........................               2,643             2,743
    Amortization of intangible assets....................................                 351               351
    Amortization of current assets in excess of reorganization
     value...............................................................              (1,558)           (1,558)
    Amortization of note discount/warrants...............................                ----                27
    Gain on sale of property, plant and equipment........................                ----            (1,037)
    Amortization of deferred compensation................................                ----               136
    Deferred income taxes................................................               5,987               505
 Changes in assets and liabilities:
    Receivables..........................................................             (32,232)            4,533
    Inventories..........................................................              (3,318)           17,951
    Prepaid expenses and other current assets............................                 802               235
    Accounts payable and accrued expenses................................              (2,739)           (6,874)
    Income taxes payable.................................................                (408)             (359)
    Other long-term assets and liabilities...............................              (2,766)           (8,440)
                                                                                    ---------          --------
      Net cash (required for) provided by operating activities...........             (40,255)              119
                                                                                    ---------          --------

Cash flows from investing activities:
 Additions to property, plant and equipment..............................              (3,765)           (3,156)
 Proceeds from sale of property, plant and equipment.....................                ----             1,169
                                                                                    ---------          --------
      Net cash used by investing activities..............................              (3,765)           (1,987)
                                                                                    ---------          --------

Cash flows from financing activities:
 Net proceeds from exercise of stock options.............................                 522                11
 Net proceeds from (payment of) short-term debt..........................                (604)            6,402
 Repayment of old credit facility........................................            (117,765)             ----
 Net borrowing under new credit facility.................................              86,737           (31,877)
 Net proceeds from issuance of senior secured notes......................                ----            24,000
 Net proceeds from bond issue............................................              76,400              ----
                                                                                    ---------          --------
      Net cash provided (used) by financing activities...................              45,290            (1,464)
Net decrease in cash and cash equivalents................................               1,270            (3,332)
Cash and cash equivalents at beginning of period.........................               5,908             5,738
                                                                                    ---------          --------
Cash and cash equivalents at end of period...............................           $   7,178          $  2,406
                                                                                    =========          ========

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 3, 1998. The Company's consolidated results of operations for the three and nine months ended October 3, 1998 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.


2.   NET EARNINGS (LOSS) PER COMMON SHARE

     Net earnings (loss) per common share is computed based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding for the applicable period.

3.   INVENTORIES

     Inventories are summarized as follows:

                                       January 3, 1998  OCTOBER 3, 1998
                                       ---------------  ---------------
     Retail merchandise............          $ 5,245          $ 5,392
     Finished products.............           81,311           61,423
     Work in process...............            4,560            5,609
     Raw materials.................            3,565            4,306
                                             -------          -------
                                             $94,681          $76,730
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

     The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $64,967 are classified as current due to the Company's lockbox arrangement (whereby payments made by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

     In September 1998, the Company's Credit Facility was amended to permit the issuance of the Secured Notes as discussed below. The amendment decreases the commitment under the Credit Facility from $150,000 to $120,000 and changes a financial performance covenant.

     As of October 3, 1998 the Company's borrowing base was $80,770. Utilization under the Credit Facility amounted to $65,671 consisting of revolving loans of $63,585, banker acceptances of $1,382 and outstanding letters of credit of $704. Accordingly, $15,099 of the maximum available borrowing base remained unutilized as of October 3, 1998.

     Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. The foregoing LIBOR margin is subject to reduction based upon the Company achieving certain interest coverage ratios specified in the Credit Facility. At October 3, 1998, revolving loans outstanding under the Credit Facility bore interest of 8.21% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate, as defined. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. and Canadian assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. At October 3, 1998, the Company was in compliance with all covenants contained in the Credit Facility, as amended.

     In September 1998, the Company issued $28,643 aggregate principal amount of 15% Senior Secured Notes (the "Secured Notes") due September 16, 2000 (the "Initial Maturity Date"). Interest on the Secured Notes is payable quarterly in arrears. The Initial Maturity Date may be extended an additional 12 months at the Company's option upon written notification of its election to extend and payment of a fee equal to 3% of the then outstanding principal amount of the Secured Notes (the "First Extended Maturity Date"). The First Extended Maturity Date may be extended to May 21, 2002 at the Company's option upon written notification of it's election to extend and payment of an additional fee equal to 3% of the then outstanding principal amount of the Secured Notes. The Secured Notes were issued in two series: Series A in the aggregate principal amount of $24,858 (the "Series A Secured Notes") and Series B in the aggregate principal amount of $3,785 (the "Series B Secured Notes"). The Secured Notes are redeemable at any time at face amount plus accrued interest. The Secured Notes require compliance with customary affirmative and negative covenants, including certain financial covenants, substantially the same as the requirements contained in the Credit Facility.

     Upon issuance of the Series A Secured Notes the Company received gross proceeds of $24,000 after discount from the face amount. In connection with the issuance of the Series A Secured Notes, the Company issued warrants to purchase 360,000 shares of the Company's common stock to the purchasers and paid funding fees to certain purchasers amounting to $350. The warrants were valued at $1.22 per share, vest immediately and expire on May 21, 2002. The Company paid an underwriting fee of 4% of the gross proceeds, or $960, with respect to the Series A Secured Notes. The Series A Secured Notes carry a second priority perfected lien on all real and personal, tangible and intangible assets of the Company.

     The Series B Secured Notes were issued in exchange for the surrender of $5,735 face amount of Convertible Notes, which were subsequently cancelled by the Company. In connection with the issuance of the Series B Secured Notes, the Company paid an underwriting fee of 2% of the face amount, or $76. The Series B Secured Notes carry a third priority perfected lien on all real and personal, tangible and intangible assets of the Company.

     Subsidiaries of the Company maintain asset-based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. As of October 3, 1998, total short-term borrowings outstanding under these financing arrangements totaled $15,438. These obligations are secured by first priority liens on the respective foreign assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

5.   EXTRAORDINARY GAIN, NET OF TAX

     During the third quarter of 1998, the Company reported an extraordinary gain of $704 million, net of tax. The extraordinary gain related to the issuance of Series B Secured Notes of $3,785 million in exchange for the surrender of $5,735 million face amount of Convertible Subordinate Notes which were subsequently cancelled and extraordinary loss related to financing fees that were written off.

6.   GAIN ON SALE OF PROPERTY, PLANT AND EQUIPMENT

     In May 1998, the Company sold its Reynosa, Mexico manufacturing facility and recorded a gain of $1,000. During August 1998, the Company transferred its operation to a larger leased facility in Reynosa, which will allow for a substantial increase in production capacity. The Company will be operating the new facility under a ten-year lease agreement at an annual cost of $550.

7.   EMPLOYEE BENEFITS

     The Company realized a gain of $9,600 resulting from cost reduction efforts undertaken in the first nine months of 1998. Of the total gain, $4,300 and $5,300 were recorded in the second and third quarters of 1998, respectively. Of the total gain, $9,000 resulted from the termination of the employee's postretirement medical benefit plan and $600 resulted from pension curtailment related to workforce reductions. These gains were partially offset by a $1,000 severance charge related to the workforce reductions during 1998. The postretirement medical benefit plan was fully terminated in the third quarter of 1998. Under the terms of the settlement, the Company has agreed to make cash payments to certain vested retirees. These payments will be made over a three year period beginning in January 1999. Approximately $1,000 has been included in accrued expenses to provide for these payments.

8.   COMMITMENTS AND CONTINGENCIES

     Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes that the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

9.   STOCK PLANS

     On February 25, 1998, Converse repriced certain stock options granted under the 1994 Plan. Options to purchase 278,000 shares of common stock were repriced to an exercise price of $7.50 per share, which exceeded the closing price of Converse's common stock on February 25, 1998. No executive officers of the Company had their options repriced. The original vesting schedules and expiration dates associated with these stock options were not amended. None of the foregoing stock option grants had vested prior to the repricing date.

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

     In May 1998, the stockholders approved the Employee Stock Purchase Plan (the "Plan"). Under the provisions of the Plan, all employees normally working over 20 hours per week and employed by the Company at least 12 months are eligible to purchase stock at a discount. The amount of the discount is determined by the Committee but may not exceed Internal Revenue Service limitations.

10.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires disclosure of comprehensive income and its components in interim and annual reports. Total comprehensive income components included in stockholders' equity include any changes in equity during a period that are not the result of transactions with owners, including cumulative translation adjustments, unrealized gains and losses on available-for-sale securities and minimum pension liabilities. For the three months ended September 27, 1997 and October 3, 1998, comprehensive income items included in stockholders' equity consisted of translation adjustments of $(546) and $1,680, respectively. For the nine months ended September 27, 1997 and October 3, 1998, comprehensive income items included in stockholders' equity consisted of translation adjustments of $(600) and $1,625, respectively.

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

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Since 1997, there has been a significant slowdown in the branded athletic footwear industry, led by the diminishing importance of basketball shoes worn casually all over the world. The slowdown has been magnified by the economic problems being experience in the Southeast Asian and Latin America regions. Given these conditions, the Company has aggressively reduced its cost structure. The effects undertaken to reduce operating expenses was primarily attributable to reductions in employee salaries and benefits, sales commissions and marketing spending. The reductions also include the closing of unprofitable retail stores and the termination of the postretirement medical benefit plan. The Company intends to continue responding to the current market conditions through cost reduction efforts, and by aggressively moving unsold inventories and will continue to expand its product offerings of children's, action sports and women's in order to be in the best position to respond when the industry rebounds.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 27, 1997 TO THREE MONTHS ENDED OCTOBER 3, 1998

     The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended September 27, 1997 ("Third Quarter 1997") and for the three months ended October 3, 1998 ("Third Quarter 1998").

(Dollars in thousands, except per share amounts)                              THREE MONTHS ENDED
                                                       ---------------------------------------------------------------
                                                       SEPTEMBER 27, 1997       %       OCTOBER 3, 1998            %
                                                       ------------------     -----     --------------------     -----
Net sales.........................................          $121,903          100.0           $78,286            100.0
Gross profit......................................            32,104           26.3            16,044             20.5
Selling, general and
  Administrative expenses.........................            32,581           26.7            19,921             25.4
Royalty income....................................             5,502            4.5             4,527              5.8
Earnings from operations..........................             5,025            4.1               650              0.8
Interest expense, net.............................             4,438            3.6             4,395              5.6
Other (income) expense                                           303            0.3               774              1.0
Earnings (loss) from continuing
  operations before income tax....................               284            0.2            (4,519)            (5.8)
Earnings (loss) from
  continuing operations...........................          $    175            0.1           $(4,978)            (6.4)
Basic earnings (loss) per share
  from continuing operations......................          $   0.01            ---           $ (0.29)             ---
Diluted earnings (loss) per share
  from continuing operations......................          $   0.01            ---           $ (0.29)             ---
Extraordinary (gain) loss,
  net of tax......................................               ---            ---           $  (704)            (0.9)
Net earnings (loss)...............................          $    175            0.1           $(4,274)            (5.5)
Basic net earnings (loss)                                                                                          ---
  per share.......................................          $   0.01            ---           $ (0.25)
Diluted net earnings (loss)
  per share.......................................          $   0.01            ---           $ (0.25)             ---

NET SALES

     Net sales for the Third Quarter 1998 decreased to $78.3 million from $121.9 million for the Third Quarter 1997, a 35.8% decrease. The $43.6 million reduction in net sales was attributable to decreases of 60.6%, 11.1%, 54.7%, and 47.8% for the Third Quarter 1998 in the categories of basketball, athletic originals, children's, and cross training, respectively, as compared to the Third Quarter 1997. These reductions were partially offset by $2.9 million in net sales from the Company's action sports category which was introduced in 1998.

     Net sales in the United States decreased 47.4% to $38.0 million in the Third Quarter 1998 from $72.2 million for the Third Quarter 1997. Net sales decreased 18.9% internationally to $40.3 million for the Third Quarter 1998 from $49.7 million for the Third Quarter 1997. Third Quarter 1998 sales decreased 1.0%, 28.1%, and 70.5% in the Europe, Middle East and Africa ("E.M.E.A."), Pacific and Latin America regions, respectively.

     The sales decline from the prior year period is indicative of the continued industry-wide softening of demand for athletic footwear that has negatively impacted the Company. The majority of the net sales reductions were a result of the worldwide weakness in the basketball category, including children's basketball models. This weakening demand has led to an excessive amount of retail inventories and resulted in decreased sales for the Company's basketball, athletic originals, children's and cross training categories.

GROSS PROFIT

     Gross profit decreased to $16.0 million for the Third Quarter 1998 from $32.1 million for the Third Quarter 1997, a 50.2% reduction. The industry slowdown with related volume decreases and highly promotional marketplace accounted for the majority of the gross profit reduction over the period. The Company's gross profit margin fell to 20.5% of net sales for Third Quarter 1998 compared to 26.3% of net sales for Third Quarter 1997. The decrease was caused by the over-inventoried environment in the basketball category that resulted in price reductions for the Company's basketball and children's products. Furthermore, the Company has taken aggressive actions to lower its inventory levels by selling overstocked, cancelled and returned products at reduced prices. It is important to note that the Company has significantly reduced its U.S. inventories, with basketball and children's basketball inventories down 66% and 70%, respectively, from September 1997 levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 39.0% to $19.9 million for the Third Quarter 1998 from $32.6 million for Third Quarter 1997. The decrease in selling, general and administrative expenses of $12.7 million was primarily attributable to a corporate restructuring which resulted in reductions in employee salaries and benefits, sales commissions and marketing spending. The reduction in selling, general and administrative expenses included a reversal of accruals associated with the curtailment of the Company's postretirement medical benefit plan, net of severance expenses, of $4.9 million. As a percentage of net sales, selling, general and administrative expenses decreased to 25.4% for Third Quarter 1998 from 26.7% for Third Quarter 1997.

ROYALTY INCOME

     Royalty income decreased by 18.2% to $4.5 million in Third Quarter 1998 from $5.5 million in Third Quarter 1997. International royalty income, which represented approximately 80% of the Company's Third Quarter 1998 total royalty income, decreased 18.8% from that in the prior year period. The reduction was primarily the result of decreases of 24.7%, 49.0%, and 54.7% in the Southeast Asia, E.M.E.A., and Latin America regions, respectively. The decrease was primarily attributable to the deterioration of the economies in Southeast Asia and Latin America. Domestic royalty income decreased by 13.5% representative of the slowdown in the U.S. athletic footwear business. Royalty income in Japan, the Company's biggest market for licensed products, increased by 3.0% in Third Quarter 1998 compared to Third Quarter 1997. As a percentage of net sales, royalty income was 5.8% in the Third Quarter 1998 compared to 4.5% in the Third Quarter 1997.

EARNINGS FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company recorded earnings from operations of $0.7 million for Third Quarter 1998 as compared to $5.0 million for Third Quarter 1997. As a percentage of net sales, earnings from operations were 0.8% and 4.1% for Third Quarter 1998 and Third Quarter 1997, respectively.

INTEREST EXPENSE

     Interest expense for both Third Quarter 1998 and Third Quarter 1997 was $4.4 million. Third Quarter 1998 interest expense was reduced due to the paydown of the revolving credit facility in September 1998, however this reduction was offset by higher interest expense on the Senior Secured Notes. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

OTHER (INCOME) EXPENSE

     The Third Quarter 1998 other expense of $0.8 million was primarily related to the write-off of the currency translation adjustment resulting from the dissolution of the subsidiary in Japan.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS

     Primarily as a result of the factors discussed above, the Company recorded a loss from continuing operations for Third Quarter 1998 of $5.0 million compared to earnings from continuing operations of $0.2 million for Third Quarter 1997. The loss in the Third Quarter 1998 included a non-operating charge of $1.8 million, or $0.11 per share, to increase the deferred tax valuation reserve. The Company has recorded 100% of the tax benefit for 1998 to the deferred tax valuation allowance, which is currently at $23.8 million. The loss excluding this non-operating charge was $3.2 million for the Third Quarter 1998 compared to $0.2 million in the Third Quarter 1997.

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS

     Basic and diluted loss from continuing operations for the Third Quarter 1998 was $0.29 per share as compared to basic and diluted earnings per share of $0.01 for the Third Quarter 1997. Excluding the non-operating charge described above, the loss per share in the Third Quarter 1998 was $0.18.

EXTRAORDINARY (GAIN) LOSS, NET OF TAX

     During Third Quarter 1998, the Company reported an outstanding extraordinary gain of $0.7 million, net of tax. The extraordinary gain related to cancellation of outstanding convertible subordinated notes of the Company exchanged for newly issued secured notes, net of financing fees that were written off in connection with the debt transactions. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

NET EARNINGS (LOSS)

     The Company recorded a net loss for Third Quarter 1998 of $4.3 million compared to net earnings of $0.2 million for Third Quarter 1997. The loss in the Third Quarter 1998 included the non-operating charge of $1.8 million to increase the deferred tax valuation reserve and the extraordinary gain of $0.7 million. Excluding this non-operating charge and extraordinary gain, the net loss in the Third Quarter 1998 was $3.2 million compared to $0.2 million in the Third Quarter 1997. As a result of the industry-wide softness within the athletic footwear market, deterioration of the economies in Southeast Asia and Latin America and the Company's near term business outlook, the Company continues to take action to reduce operating expenses and limit capital expenditures in order to support operating results and cash flows.

NET EARNINGS (LOSS) PER SHARE

     The Company recorded basic and diluted losses per share of $0.25 for Third Quarter 1998 compared to basic and diluted earnings per share of $0.01 for Third Quarter 1997. The loss in the Third Quarter 1998 included the non-operating charge to increase the tax valuation reserve described above, which was $0.11 per share, and the extraordinary gain described above, which was $0.04 per share. Excluding this non-operating charge and extraordinary gain, the net loss for the Third Quarter 1998 was $0.18 per share compared to net earnings of $0.01 per share in the Third Quarter 1997.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 27, 1997 TO NINE MONTHS ENDED OCTOBER 3, 1998

     The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the nine months ended September 27, 1997 ("Nine Months 1997") and for the nine months ended October 3, 1998 ("Nine Months 1998").

(Dollars in thousands, except per share amounts)                              NINE MONTHS ENDED
                                                       ----------------------------------------------------------
                                                       SEPTEMBER 27, 1997       %       OCTOBER 3, 1998       %
                                                       ------------------     -----     ---------------     -----
Net sales......................................              $361,196           100.0         $251,877      100.0
Gross profit...................................               105,149            29.1           63,596       25.2
Selling, general and
  administrative expenses......................                99,834            27.6           71,601       28.4
Royalty income.................................                16,889             4.7           14,014        5.6
Earnings from operations.......................                22,767             6.3            6,009        2.4
Credit on investment in
  unconsolidated subsidiary....................               (13,051)           (3.6)             ---        ---
Interest expense, net..........................                10,992             3.0           12,582        5.0
Other (income) expense                                          2,597             0.7               97        0.0
Earnings (loss) from continuing
  operations before income tax.................                22,229             6.2           (6,670)      (2.6)
Earnings (loss) from
  continuing operations........................              $ 13,671             3.8         $ (7,657)      (3.0)
Basic earnings (loss) per share
  from continuing operations...................              $   0.79             ---         $  (0.44)       ---
Diluted earnings (loss) per share
  from continuing operations...................              $   0.77             ---         $  (0.44)       ---
Extraordinary (gain) loss,
  net of tax...................................              $    812             0.2         $   (704)      (0.3)
Net earnings (loss)............................              $ 12,859             3.5         $ (6,953)      (2.8)
Basic net earnings (loss)
  per share....................................              $   0.75             ---         $  (0.40)       ---
Diluted net earnings (loss)
  per share....................................              $   0.72             ---         $  (0.40)       ---

NET SALES

     Net Sales for Nine Months 1998 decreased 30.3% to $251.9 million from $361.2 million for Nine Months 1997. Compared to the prior year period, the $109.3 million reduction in net sales was attributable to decreases of 53.5%, 52.1% and 35.7% in the categories of basketball, children's and cross training, respectively. The reduction in net sales was partially offset by a 1.8% increase in the athletic originals category and $5.8 million in net sales from the Company's new action sports category.

     Net sales in the United States for Nine Months 1998 decreased 40.2% to $137.3 million from $229.7 million for Nine Months 1997. International net sales decreased 12.9% to $114.6 million from $131.5 million in the prior year period. Net sales in the E.M.E.A., Pacific and Latin America regions decreased 1.9%, 19.2% and 49.9%, respectively.

     Since 1997, there has been a significant slowdown in the branded athletic footwear industry. The global industry-wide softening in the marketplace has led to an oversupply of inventory, which the Company believes will continue into 1999. This weakening demand has led to an excessive amount of retail inventories and resulted in decreased sales in the Company's basketball, children's and cross training categories.

GROSS PROFIT

     Gross profit decreased to $63.6 million for Nine Months 1998 from $105.1 million for Nine Months 1997, a 39.5% reduction. The Company's gross profit margin fell to 25.2% of net sales for Nine Months 1998 compared to 29.1% of net sales for Nine Months 1997. The decrease was caused by the highly promotional and over-inventoried environment in the basketball category that resulted in price reductions for the Company's basketball, children's, and cross training products. Furthermore, the Company has taken aggressive actions to lower its inventory levels by selling overstocked, cancelled and returned products at reduced prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased 28.3% to $71.6 million for Nine Months 1998 from $99.8 million for Nine Months 1997. The decrease in selling, general and administrative expenses of $28.2 million was primarily attributable to the corporate restructuring which resulted in reductions of employee salaries, fringe benefits, sales commissions and marketing spending. The reductions in selling, general and administrative expenses included a reversal of accruals associated with the curtailment of the Company's postretirement medical benefit plan, net of severance expenses, of $9.0 million. As a percentage of net sales, selling, general and administrative expenses increased to 28.4% for Nine Months 1998 from 27.6% for the prior year period.

ROYALTY INCOME

     Royalty income decreased by 17.2% to $14.0 million in Nine Months 1998 from $16.9 million in Nine Months 1997. International royalty income, which represents 83% of the Company's total royalty income, decreased 15.7%. The reduction was primarily attributable to decreases of 34.4% and 40.0% in the Southeast Asia and E.M.E.A. regions, respectively. The decrease was primarily attributable to the deterioration of the economies in Southeast Asia and the strength of the U.S. dollar worldwide. Domestic royalty income decreased by 23.0% to $2.4 million for Nine Months 1998 from $3.1 million for Nine Months 1997. These declines were partially offset by improvements of 11.9% in the Latin America region and 1.4% in Japan. As a percentage of net sales, royalty income was 5.6% in Nine Months 1998 compared to 4.7% in Nine Months 1997.

EARNINGS FROM OPERATIONS

     Primarily as a result of the factors discussed above, the Company recorded earnings from operations of $6.0 million for Nine Months 1998 as compared to $22.8 million for Nine Months 1997. As a percentage of net sales, earnings from operations were 2.4% and 6.3% for Nine Months 1998 and Nine Months 1997, respectively.

CREDIT ON INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     In Nine Months 1997, the Company recorded a pre-tax credit totaling $13.1 million relating to the settlement of certain claims by the Company related to the Company's 1995 acquisition of Apex One, Inc. ("Apex").

INTEREST EXPENSE

     Interest expense for Nine Months 1998 increased to $12.6 million from $11.0 million for Nine Months 1997, a 14.5% increase. The increase reflects the higher borrowing levels in Nine Months 1998 compared to Nine Months 1997 and the reversal of $1.4 million of interest payments previously paid into escrow on the subordinated notes issued to former owners of Apex and subsequently surrendered to the Company upon settlement of the Company's claims against them in 1997.

OTHER (INCOME) EXPENSE

     Other expenses for the Nine Months 1998 were $0.1 million comprised primarily of foreign exchange losses offset by the gain on the sale of the Company's Reynosa, Mexico manufacturing facility of $1.0 million. The Nine Months 1997 expense of $2.6 million was primarily related to foreign exchange losses attributable to the appreciation of the U.S. dollar. Since the third quarter of 1997, the Company has entered into foreign exchange contracts and currency options as part of a strategy to reduce its exposure to foreign currency fluctuations.

EARNINGS (LOSS) FROM CONTINUING OPERATIONS

     Primarily as a result of the factors discussed above, the Company recorded a loss from continuing operations for Nine Months 1998 of $7.7 million compared to earnings of $13.7 million for Nine Months 1997. The loss in Nine Months 1998 included a non-operating charge of $2.9 million to increase the deferred tax valuation reserve. Earnings for Nine Months 1997 included a nonrecurring credit of $8.0 million related to the settlement of outstanding claims related to Apex and a restructuring credit of $0.4 million related to the reversal of reserves associated with re-opening the Mission, Texas facility. Excluding these non-operating charges and non-recurring credits, the loss in Nine Months 1998 was $4.8 million compared to earnings of $5.3 million for Nine Months 1997.

EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS

     Basic and diluted loss from continuing operations for Nine Months 1998 was $0.44 per share as compared to basic and diluted earnings per share of $0.79 and $0.77, respectively, for the Nine Months 1997. The loss for Nine Months 1998 includes a non-operating charge of $0.17 per share to increase the deferred tax valuation reserve. Earnings for Nine Months 1997 included a nonrecurring credit of $0.45 per share related to the settlement of outstanding claims related to Apex One, Inc. and a restructuring credit of $0.02 per share related to the reversal of reserves associated with re-opening the Mission, Texas facility. Excluding the non-operating charges and nonrecurring credits described above, the loss per share for Nine Months 1998 was $0.27 compared to basic and diluted earnings per share of $0.32 and of $0.30, respectively, for Nine Months 1997.

EXTRAORDINARY (GAIN) LOSS, NET OF TAX

     During Nine Months 1998, the Company reported an extraordinary gain $0.7 million, net of tax. The extraordinary gain related to cancellation of outstanding convertible subordinated notes of the Company exchanged for newly issued secured notes, net of financing fees that were written off. (See Note 4 to Condensed Consolidated Financial Statements.)

     During Nine Months 1997, the Company entered into a new $150.0 million secured credit agreement replacing its former credit agreement. In connection with the repayment of the former credit agreement, the Company wrote-off deferred financing fees of $1.3 million which resulted in an extraordinary loss net of tax of $0.8 million.

NET EARNINGS (LOSS)

     The Company recorded a net loss for Nine Months 1998 of $7.0 million compared to earnings of $12.9 million for Nine Months 1997. The loss in Nine Months 1998 included the non-operating charge of $2.9 million to increase the deferred tax valuation reserve and the extraordinary gain of $0.7 million. Net earnings for Nine Months 1997 included the non-recurring credit of $8.0 million related to the settlement of outstanding claims related to Apex and the restructuring credit of $0.4 million related to the reversal of reserves associated with re-opening the Mission, Texas facility and extraordinary loss of $0.8 million. Excluding these non-operating charges, non-recurring extraordinary gains/losses and credits, the net loss for the Nine Months 1998 was $4.8 million compared to net earnings of $5.3 million in Nine Months 1997.

NET EARNINGS (LOSS) PER SHARE

     Basic and diluted loss for Nine Months 1998 was $0.40 per share as compared to basic and diluted earnings per share of $0.74 and $0.72, respectively, for Nine Months 1997. The net loss for Nine Months 1998 includes the non-operating charge to the tax valuation reserve described above which was $0.17 per share and the extraordinary gain discussed above which was $0.04 per share. Net earnings for Nine Months 1997 included the nonrecurring credit of $0.45 per share related to the settlement of outstanding claims related to Apex One, Inc., restructuring credit of $0.02 per share related to the reversal of reserves associated with re-opening the Mission, Texas facility and the extraordinary loss of $0.05 per share. Excluding these non-operating charges, nonrecurring extraordinary gains/loss and credits, the basic and diluted loss for Nine Months 1998 was $0.27 per share as compared to earnings of $0.32 and $0.30 per basic and diluted share in Nine Months 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 3, 1998 the Company's working capital (net of cash) position increased $9.8 million to $24.3 million from $14.5 million at January 3, 1998. Inventories decreased $18.0 million, reflecting management's intention to keep inventories in line with sales and to aggressively move older products in this difficult market environment. Accounts receivable decreased $4.5 million due principally to lower sales levels. Prepaid expenses decreased $0.4 million. Short term debt reflecting borrowings under the Company's asset-based financing arrangements in Europe increased $6.4 million due to seasonal availability factors. Offsetting the aforementioned decreases in working capital were increases to working capital attributable to decreases in accounts payable, accrued expenses, and income taxes payable of $7.2 million and a decrease in borrowings under the Company's revolving credit facility of $31.9 million. Decreases in accounts payable and accrued liabilities are reflective of the lower sales levels and the Company's emphasis on reducing operating expenses. The decrease in borrowings under the Company's revolving credit facility was due to lower seasonal borrowing requirements and the application of proceeds received from the sale of secured notes in September 1998. (See Note 4 of Notes to Condensed Consolidated Financial Statements contained herein).

     For Nine Months 1998, net cash provided by operating activities was $0.1 million compared to net cash required for operating activities of $40.3 million for Nine Months 1997. For Nine Months 1998 working capital needs were reduced in line with reduced sales levels. For Nine Months 1997 cash was primarily used to fund the Company's working capital requirements. Net cash used by investing activity was $2.0 million and $3.8 million for Nine Months 1998 and Nine Months 1997, respectively. Cash invested in both periods was for additions to property, plant and equipment offset by proceeds of $1.2 million received in Nine Months 1998 from the sale of the manufacturing facility in Reynosa, Mexico. Cash used by financing activity of $1.5 million for Nine Months 1998 consisted of a net reduction in revolving loans of $31.9 million under the Company's Credit Facility offset by proceeds received from a seasonal increase in short term debt of $6.4 million from the Company's asset-based financing arrangements in Europe and by proceeds received from the issuance of the secured notes of $24.0 million. Cash provided by financing activities for Nine Months 1997 of $45.3 million was generated primarily by net proceeds of $76.4 million received from the issuance of subordinated convertible notes and $86.7 million of net borrowings under the revolving credit facility offset by the repayment of $117.8 million under the Company's old credit facility (See Note 4 of Notes to Condensed Consolidated Financial Statements contained herein.)

BACKLOG

     At October 3, 1998, the Company's global backlog was $112.8 million, compared to $177.3 million at the end of Nine Months 1997, a decrease of 36.4%. The Company's four major categories of basketball, children's, cross training and athletic originals recorded declines of 54.3%, 47.8%, 55.0% and 21.4%, respectively. The United States order backlog decreased 52.7% while the international backlog decreased 9.9%. The decline was primarily the result of the continued industry-wide softening of demand for athletic footwear, the related excessive inventory levels and the resulting conservative retail buying patterns. The amount of backlog at any particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacture and shipment of the Company's products. Accordingly a comparison of backlog as of two different dates is not necessarily meaningful. In addition, the backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company owned retail stores may vary from year to year.

THE YEAR 2000

     Background

     The "Year 2000 Problem" is the result of many existing computer programs and embedded chip technology containing programming code in which calendar year data is abbreviated by using only two digits rather than four to refer to a year. As a result of this, some of these programs fail to operate or may not properly recognize a year that begins with "20" instead of "19." This may cause such software to recognize a date using "00" as the year 1900 rather than the year 2000. Even systems and equipment that are not typically thought of as computer-related often contain embedded hardware or software that may improperly understand dates beginning with the year 2000.

     The Company's Year 2000 Project

     Converse began working on Year 2000 compliance issues in 1996 when it established a Company-wide Year 2000 project team (the "Year 2000 Project Team") to identify all potential non-compliant software, hardware and imbedded chip technology and determine to what extent modification or replacement was necessary to mitigate the Year 2000 Problem. The first task of the Year 2000 Project Team was to conduct an assessment of all internal hardware, software and imbedded chip technology to determine Year 2000 compliance and to assess the risks associated with non-compliance by the Company's vendors, suppliers and customers. The Year 2000 Project Team divided the action steps necessary to minimize any Year 2000 non-compliance into two distinct categories: internal compliance of software, hardware and imbedded chip technology, and external non-compliance by the Company's vendors, suppliers and customers.

     Internal Year 2000 Compliance.  The Company began the process of executing
     -----------------------------
the necessary code changes and upgrading existing systems in 1996. As a result, many of the Company's software, hardware and imbedded chip technology are already Year 2000 compliant. The Year

2000 Project Team developed an ongoing program designed to bring the remaining software, hardware and imbedded chip technology at all of its domestic and international locations into Year 2000 compliance in time to minimize any significant detrimental affects on the Company's business and operations. In many cases these upgrades were already planned as part of ongoing business process improvements.

     Currently, the Company has completed approximately 75% of the work believed to be required to bring all internal systems into compliance. Converse's current target is to complete all remaining work by the end of the second quarter of 1999.

     External Year 2000 Compliance.  The Year 2000 Project Team reviewed all
     -----------------------------
material relationships between Converse and each of its vendors and suppliers and determined which ones were critical to Converse's business and operations.

     "Critical" Suppliers.  Converse deemed 203 of its vendors and suppliers to
      -------------------
be "critical" to the Company's business and operations. Converse has sent each of its critical suppliers a detailed Year 2000 readiness questionnaire and checklist, followed in some cases by formal communication and/or site visits. Response rate to date is 85%, with 95% of the respondents indicating all systems have been or will be verified Year 2000 compliant. For those critical suppliers that do not respond or that do not have adequate compliance plans, Converse will develop contingency plans that assume an estimated level of noncompliance. These plans may consist of early booking and inventory of material and components, work-in-process, or finished product, by securing alternate sources, or through manual intervention. Even so, these contingency plans are subject to much uncertainty and may not be sufficient to mitigate any business interruption. Thus, some material adverse impact to Converse may result from one or more third parties regardless of Converse's defensive contingency plans.

     "Non-Critical" Suppliers.  The Company sent letters to 2,193 suppliers and
      -----------------------
vendors deemed to be "non-critical" advising them of the Year 2000 Problem and requesting that they address compliance. Non-compliance by such suppliers would not have a material adverse affect on the Company.

     Costs Associated with Year 2000 Compliance.

     Through the third quarter of 1998 the Company spent approximately $1.6 million on incremental costs associated with the Year 2000 Problem. These costs consisted of new hardware and software as well as the cost of contracted programmers and the salaries and fringe benefits of employees dedicated to addressing the Year 2000 Problem. These costs have been funded through operating cash flows. Approximately $0.8 million of this amount relates to hardware and software which the Company has capitalized and the remainder has been expensed as incurred. The Company estimates that an additional $1.0 million will be incurred during the fourth quarter of 1998 and first half of 1999 to complete this process. These additional expenditures will be comprised of some additional new hardware and software, as well as the cost of contracted programmers and the salaries and benefits of employees dedicated to addressing the Year 2000 Problem. These estimates are based on currently available information and may change in the event of unforeseen future developments.

     Risks Associated with the Year 2000 Problem.

     The failure to correct a material Year 2000 Problem could result in the interruption in, or failure of, certain normal business activities or operations of the Company. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 Problem, resulting primarily from uncertainty of the Year 2000 readiness of third-party vendors and suppliers, the Company is unable at this time to determine whether the consequences of any Year 2000 failures will have a material impact on the Company. As discussed above, Converse is dependent on a large number of vendors and suppliers in most of the locations in which the Company operates to deliver a wide range of goods and services. These vendors and suppliers, in turn, rely on many sub-tier vendors and suppliers. Converse believes that this extended supply chain presents the area of greatest risk of Year 2000 noncompliance, due to Converse's limited ability to influence actions of some of these third parties and because of Converse's inability to accurately estimate the level and impact of noncompliance of third parties throughout the extended supply chain.

FORWARD-LOOKING STATEMENTS

     Any statements set forth above which are not historical facts, including the statements concerning the outlook for sales, earnings and anticipated cost savings in 1998, and the product and industry developments for 1999 and the Year 2000 Problem are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the Company, the competitive pricing environment and inventory levels within the footwear and apparel industries, consumer demand for athletic footwear, market acceptance of the Company's products, the strength of the U.S. dollar and the success of planned advertising, marketing and promotional campaigns and other risks identified in documents filed by the Company with the Securities and Exchange Commission. Risks associated with the Year 2000 Problem include the availability of financial resources and manpower, the Company's ability to discover and correct the Year 2000 Problems and the ability of third party vendors and suppliers to bring their systems into Year 2000 compliance.

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

Item 5.   Other Information.

               Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.  The following exhibits are contained in this report:

               10.1 Amendment Number Four dated September 16, 1998 to Credit
                    Agreement dated May 21, 1997.

               10.2 Senior Secured Note Purchase Agreement dated
                    September 16, 1998.

               10.3 Senior Secured Note dated September 16, 1998.

               10.4 Warrant Agreement dated September 16, 1998.

               11   Statement Regarding Computation of Per Share Earnings

               27   Financial Data Statement

          (b)  Reports on Form 8-K.

               There were no reports on Form 8-K filed during the quarter ended October 3, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 16, 1998                Converse Inc.

                                         By:  /s/ Donald J. Camacho
                                              ---------------------
                                         Donald J. Camacho
                                         Senior Vice President and
                                         Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                       Description
-----------                       -----------



   10.1 Amendment Number Four dated September 16, 1998 to Credit Agreement dated May 21, 1997.

   10.2        Senior Secured Note Purchase Agreement dated
               September 16, 1998.

   10.3        Senior Secured Note dated September 16, 1998.

   10.4        Warrant Agreement dated September 16, 1998.

   11          Statement Regarding Computation of Per Share Earnings.

   27          Financial Data Statement.