Form 10-K405
period 1999-01-02
CONVERSE INC
filed 1999-04-01
CIK 716934

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED January 2, 1999.

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 1-13430

                                  CONVERSE INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        43-1419731
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                                ONE FORDHAM ROAD
                        NORTH READING MASSACHUSETTS 01864
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (978) 664-1100
          -----------------------------------------------------------
          Securities registered pursuant to Section 12(b) of the Act:


TITLE OF EACH CLASS                                   NAME OF EACH EXCHANGE
                                                      ON WHICH REGISTERED
Common stock, without par value                       New York Stock Exchange
7% Convertible Subordinated Notes                     New York Stock Exchange
  due 2004

          Securities registered pursuant to Section 12 (g) of the Act:
                                      None.
          ------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 12, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $19,415,852, based on the closing sales price of the registrant's Common Stock as reported on the New York Stock Exchange as of such date ($3 5/8).

     Indicate with a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. YES [X] NO [ ]

     As of March 12, 1999, 17,345,728 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1999 for the Annual Meeting of Stockholders to be held on May 12, 1999 are incorporated by reference into Part III of this Report, as indicated herein.

================================================================================

                                  CONVERSE INC.
                           ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I.

Item 1.  Business........................................................... 1
             Products....................................................... 1
             Marketing and Product Development.............................. 3
             Sales and Distribution......................................... 3
             Licensing Agreements........................................... 4
             Sourcing and Manufacturing..................................... 4
             Research and Development....................................... 5
             Backlog........................................................ 6
             Competition.................................................... 6
             Trademarks and Patents......................................... 6
             Environmental Matters.......................................... 7
             Employees...................................................... 7
             Risk Factors................................................... 7

Item 2.  Properties......................................................... 9
Item 3.  Legal Proceedings.................................................. 9
Item 4.  Submission of Matters to a Vote of Security Holders................ 9

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters................................................ 10
Item 6.  Selected Financial Data............................................ 10
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................ 12
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.......... 23
Item 8.  Financial Statements and Supplemental Data......................... 24
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................ 24

                                    PART III.
Item 10. Directors and Executive Officers of the Registrant................. 25
Item 11. Executive Compensation............................................. 26
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 26
Item 13. Certain Relationships and Related Transactions..................... 26

                                    PART IV.
Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K........................................................ 27

                                   SIGNATURES
         Signatures......................................................... 30

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

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
------------------

     Converse is a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children. The Company is also a global licensor of sports apparel, accessories and selected footwear. The Company, founded in 1908, began establishing its authentic footwear heritage with the introduction of its original canvas Chuck Taylor(R) basketball shoe in 1923. Throughout its 91-year history, Converse has achieved a high level of brand name recognition due to its reputation for high performance products, quality, value and style. Through its well-known Converse(R) All Star(R) brand, the Company has consistently maintained its position as the American performance brand with authentic sports heritage.

     The Company's footwear consists of five product categories: basketball, athletic originals, children's, action sports and cross training. The basketball category is comprised of high performance footwear for athletes and typically features innovative design constructions and various proprietary performance technologies. Converse's athletic originals category is centered on the Converse(R) Chuck Taylor(R) All Star(R) canvas athletic shoe, which management believes is the world's all time best-selling athletic shoe with over 560 million pairs sold since its introduction. Converse's children's category consists of colorful and imaginative footwear especially for kids, as well as children's-sized versions of the Company's performance athletic footwear. The Company entered the action sports category in 1998, initially focusing on skateboard athletes and recently expanding to include eco-training, in order to capitalize on the dramatic growth in the popularity of individualistic sports. The cross training category consists of high performance athletic shoes used for sports training and fitness.

     The Company's products are distributed in over 90 countries to approximately 9,000 customers, which include specialty athletic, sporting goods, department and shoe stores, as well as to 28 Company-operated retail outlet stores. In 1998 the Company reported net sales of $308.4 million. However, this figure understates the total worldwide presence of Converse-branded products since a large amount is sold through licensees, and Converse recognizes only a percentage of these licensees' sales which it records as royalty income. Global wholesale sales of Converse-branded products, which include direct sales by the Company to retailers, sales by Converse distributors and sales of licensed products by Converse licensees, were approximately $680 million in 1998, of which over $469 million, or approximately 69%, were outside of the United States.

PRODUCTS

     In 1998, the Company concentrated its marketing, product development and sales efforts on its five core categories: basketball, athletic originals, children's, action sports and cross training.

Basketball

     Converse basketball footwear offerings are high performance products generally featuring one or more proprietary performance technologies developed by the Company. For example in spring 1999, the All Star(R) Sky will feature REACT(R) II technology designed to provide improved cushioning and stability in addition to an anti-roll lever, a forefoot stability technology designed to reduce forefoot movements, the All Star(R) Smooth will feature the innovative "Shoe within a Shoe" concept allowing the athlete to be closer to the ground increasing foot stability, and the All Star(R) Shakedown will feature lightweight performance with multi-directional traction and flexibility. The Company sells its basketball footwear at suggested retail prices ranging from $45.00 to $95.00 through an extensive network of athletic specialty, department and sporting goods stores.

Athletic Originals

     Converse's athletic originals footwear line is centered on the Chuck Taylor(R) All Star(R) canvas athletic shoe. Since its introduction in 1923 as the world's first basketball shoe, the Company has sold over 560 million pairs, and management believes it to be the all-time best selling athletic shoe ever. Converse's athletic originals footwear encompasses classic, time tested athletic and aftersport shoes. Sold in a wide variety of colors, this line sells at suggested retail prices ranging from $20.00 to $65.00 in athletic specialty, sporting goods, department and shoe stores, as well as specialty apparel retailers.

Children's

     The Company has recently implemented a new strategy in the children's product category that revolves around offering colorful and imaginative footwear designed specifically for children, in addition to offering its traditional children's sized versions of the Company's basketball, athletic originals and cross training products. Converse has also entered into a long term agreement with Koosh(R), a leading marketer and innovator of kids toys rooted in sports. Children's products are sold at suggested retail prices from $18.00 to $40.00 through athletic specialty, children's bootery, sporting goods and department stores.

Action Sports

     In 1998, Converse made the strategic decision to enter the action sports category, a rapidly growing product category that focuses on alternative sports such as skateboarding and eco-training. The Converse ECO system is a line of outdoor footwear built for athletes who enjoy testing their limits of fear through extreme sports like climbing, mountain biking, and adventure running. The Company will sell a full line of both skateboard and eco-training products in fall 1999. These products are sold through a separate U.S. sales force to independent skate shops and through more traditional distribution channels internationally at suggested retail prices from $60.00 to $85.00.

Cross Training

     The Company's cross training category consists of high performance athletic shoes used for multiple sports activities. The All Star(R) Catalyst, to be introduced in spring 1999 is extremely lightweight and breathable and is designed for superior durability in a full range of activities. Converse's cross training footwear sells at suggested retail prices ranging from $50.00 to $75.00 through an extensive network of athletic specialty, sporting goods, department and shoe stores.

Sports Apparel, Accessories and Selected Footwear Licensing (Royalty Income)

     Converse utilizes licensees who manufacture or purchase and distribute sports apparel, accessories and selected footwear to provide consumers globally with Converse-branded products from head-to-toe. Converse has entered into 74 separate licensing agreements permitting the licensees to design and market selected products under the Converse brand name in specific markets. Japanese licensees accounted for approximately 43.0% of Converse's total worldwide royalty income in 1998. Royalty income in the Pacific Region, including Japan, contributed 63.7% of total worldwide royalty income. Royalty income generated in the U.S. represented approximately 15.2% of total worldwide royalty income in 1998. Royalty income for 1996, 1997, and 1998 was $27.6, $22.6, and $20.2 million, respectively.

MARKETING AND PRODUCT DEVELOPMENT

     The Company's marketing strategy is centered on the Converse All Star brand, which is positioned as the American performance brand with authentic sports heritage. The Company believes that there are significant opportunities to build the brand, which commands high consumer awareness generated by reason of its 91-year history. The Company's consumer research has become an integral part of its product development, advertising campaigns and in-store point of purchase materials.

     In 1998, the Company adopted "Stay True" as its new brand positioning statement and tag line. "Stay True" is intended to convey the concept, through the products, that athletes should stay true to themselves and be proud of who they are and where they came from and to communicate a feeling of continuing respect for people and institutions that enabled the athlete to succeed.

     To complement its marketing strategies, Converse cultivates the endorsement and promotion of Converse footwear among athletes. The Company's endorsers include prominent current NBA athletes as well as NBA athletes from an earlier era, including Julius "Dr. J" Erving and Larry Bird. The Company is also a leading supplier of athletic shoes to premier NCAA basketball teams, including the University of Arkansas, Indiana University, the University of Louisville, the University of New Mexico and the University of South Carolina. Management believes that there are substantial opportunities to utilize these endorsers to influence its target customers and further build the Converse All Star brand through the Company's focused and integrated marketing strategies.

SALES AND DISTRIBUTION

     The Company's products are distributed in over 90 countries to approximately 9,000 customers, including athletic specialty, sporting goods, department and shoe stores, as well as to 28 Company-operated retail outlet stores. Beginning in 1996, the Company has significantly increased its distribution through specialty athletic retailers that showcase the Company's and its licensees' coordinated head-to-toe product offerings.

United States Market

     The Company's 34-member U.S. sales force markets Converse footwear through approximately 3,800 active retail accounts. In 1998, domestic sales represented 54% of total Company net sales. The Company has recently refined its distribution strategy to increase its focus on key growth accounts such as specialty athletic retailers. National and large regional accounts are serviced by 7 account executives who focus on the product and merchandising needs of these retailers. A majority of the Company's larger domestic customers are served by an electronic data interface ("EDI") ordering system. In addition, a quick response system has been implemented with a number of the Company's high volume accounts. The quick response system provides for rapid replenishment of retailer stock through an inventory management process that produces constant "on hand" inventory quantities.

International Market

     The Company currently markets its products in approximately 90 countries outside of the United States through subsidiaries, branch offices, independent distributors and licensees. Non-U.S. sales accounted for 46% of total net sales in 1998.

     Management believes that the Company is well-positioned to take advantage of international growth opportunities. Although the tradition of the Converse(R) All Star(R) brand as a high performance brand is not as well known internationally as in the United States, the Company believes that because of the global reach of NBA basketball, music, fashion, media and alternative sports, the styles and trends among the Company's target customer group internationally are similar in many ways to those in the United States. Management believes that the Company has opportunities in Western Europe and the Pacific Rim as well as in the developing markets of Latin America and Eastern Europe.

     In the key Western European markets of France, Italy, Benelux, United Kingdom, Germany and Scandinavia, Converse has wholly-owned operating units of the Company. These Converse operating units are responsible for the marketing and distribution of Converse-branded footwear, apparel and accessories to sporting goods, department and specialty stores within these territories. Sales in Eastern Europe, the Middle East, Africa and Latin America are made through independent licensees/distributors. The Company has recently executed new distribution and license agreements for Spain, Portugal and Canada to replace wholly-owned operating units in these countries.

     Sales of footwear in the Pacific region are also made through independent licensees/distributors, the largest of which is MoonStar Chemical Corporation, the Company's exclusive distributor of footwear in Japan since 1980. MoonStar contributes approximately 19% to the Company's total net sales worldwide. The Pacific Region also contributes the largest percentage of international licensing income.

     The Latin American market is supplied by six footwear licensees/distributors and five apparel licensees.

LICENSING AGREEMENTS

     Converse utilizes licensees who manufacture or purchase and distribute sports apparel, accessories and selected footwear to provide customers head-to-toe Converse-branded products globally. Converse has entered into 74 separate licensing agreements permitting the licensees to design and market selected products under the Converse brand name in specific markets. Under the terms of Converse's licensee arrangements, all products designed by licensees, as well as the related advertising, must be approved in advance by Converse. In addition, the license agreements give Converse the right to monitor the quality of the licensed products on an ongoing basis.


     The following table details sales by Converse's licensees and the related royalty income to Converse:

                                            Fiscal Year Ended
                             ---------------------------------------------------
                             December 28, 1996  January 3, 1998  January 2, 1999
                             -----------------  ---------------  ---------------
                                             (Dollars in thousands)
Total sales by licensees:
    Footwear ..................   $101,117         $141,344         $121,666
    Apparel and accessories ...    307,011          208,866          179,330
                                  --------         --------         --------
Total .........................   $408,128         $350,210         $300,996
                                  ========         ========         ========
Total royalty income:
    Footwear ..................   $  7,944         $ 10,013         $  9,776
    Apparel and accessories ...     19,694           12,556           10,399
                                  --------         --------         --------
Total .........................   $ 27,638         $ 22,569         $ 20,175
                                  ========         ========         ========

     Traditionally, royalty income has accounted for a stable source of income. However, in 1996, royalty income was abnormally high primarily due to a Japanese apparel licensee's "over distribution" of the brand. Converse subsequently charged the licensee a penalty of approximately $1.8 million and streamlined the distribution of the Company's licensed products in order to maintain the high quality of products bearing Converse trademarks.

SOURCING AND MANUFACTURING

     The majority of the Company's footwear models are sourced from various Far East manufacturers. However, most of the Company's athletic originals products are manufactured domestically by Converse.

Sourcing

     In 1998, approximately 46% of all Converse footwear was sourced from a variety of Far East manufacturers on a per order basis. These manufacturers produce the Company's footwear according to the Company's own design specifications and quality standards. Sourcing is managed by the Company's corporate headquarters in the United States. In selecting contractors, Converse attempts to use manufacturers that specialize in the type of footwear being produced and to avoid over reliance on any particular supplier by having a sufficient diversity of manufacturing resources. The Company utilizes one sourcing agent in Taiwan who assists the Company in selecting and overseeing third party contractors, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The Company's production staff and independent sourcing agent together oversee all aspects of manufacturing and production. Many of the manufacturers utilized by Converse are also used by the Company's competitors.

     In 1998, the Company purchased approximately 7.3 million pairs from 11 manufacturers located in China, Taiwan, Macau, Vietnam and the Philippines. While one manufacturer produced approximately 41% of the Company's products, the Company believes any manufacturer can be replaced, if necessary, subject to short-term supply disruptions.

Manufacturing

     Converse is the largest manufacturer of athletic footwear in the United States, producing approximately 8.4 million pairs domestically in 1998. Converse owns and operates a manufacturing facility in Lumberton, North Carolina, and leases manufacturing facilities in Mission, Texas and Reynosa, Mexico. The Company manufactures a majority of its athletic originals models at its 386,761 square foot Lumberton facility. The Company utilizes its Lumberton factory to produce components and for the final assembly, its Mission facility for canvas cutting and limited production, and all stitching and leather cutting is done at the Reynosa facility to capitalize on lower labor costs.

     The domestic manufacturing of Converse's athletic originals products has enabled the Company to utilize an EDI/quick response system with some of its major customers. Management believes that its ability to produce its best-selling athletic originals models with significantly shorter lead-times than foreign-sourced products is a competitive advantage.

     The principal materials used in Converse's athletic originals footwear products are canvas, linen and rubber. The Company purchases its raw materials from diverse suppliers. While one supplier accounts for approximately 23% of raw materials purchases, the Company believes that any supplier can be replaced, if necessary, subject to short-term supply disruptions.

RESEARCH AND DEVELOPMENT

     Converse is a leading innovator of new footwear technologies. The Company spent $6.5 million, $8.8 million and $7.7 million on research and development in 1996, 1997 and 1998, respectively. Converse's state of the art biomechanics laboratory, located in a leased facility near the Company's headquarters, continually conducts research on new performance-enhancing technologies. The Company's biomechanical engineers are also involved in the design stages of athletic footwear to help develop new technologies and attributes to improve the function of shoes for specific sports. The Company maintains a full set of production equipment at its biomechanics laboratory to develop prototypes, and to ensure that new products can be manufactured efficiently to Converse's specifications. In addition, Converse maintains a chemistry laboratory that develops and tests midsole and outsole compounds, adhesives and fabrics for use in its products.

     Many of Converse's basketball shoes use the patented REACT(R) shock absorption technology. REACT gel is a polymer encapsulated in the midsoles of Converse basketball shoes in the heel and forefoot regions that attenuates shock as athletes run and jump and force pressure on their feet.

     Converse developed a breakthrough method to encapsulate helium molecules in a technology that results in an extremely lightweight shoe that delivers cushioning, stability and comfort. Designed to be among the lightest cushioning technologies available, the helium technology will improve the performance needs of serious athletes. Converse is the first footwear manufacturer to harness the lighter-than-air helium molecule by developing a revolutionary polymer that is impermeable to the helium molecule. The cylindrical metallic gray Helium Capsule is visible through a clear window on the outsole and midsole of the shoes and is attached to the heel of the inner bootie. A Converse patent-in-process polymer known as Nanofilament(TM) allows the Helium Capsule to trap the helium molecules and prevents them from escaping. The new helium technology makes its initial appearance in the All Star(R) He:01 model available at Holiday 1999. Converse plans to introduce a complete line of helium products in 2000 in the product categories of basketball, training, running and action sports.

BACKLOG

     At the end of 1998, the Company's global backlog was $89.8 million, compared to $129.5 million at the end of 1997. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. Also, the Company has recently converted two of its wholly-owned operating units to new licensee agreements which had the impact of reducing the Company's global backlog and will lower future net sales offset by increased royalty income. Accordingly, a comparison of backlog as of two different dates is not necessarily meaningful.

COMPETITION

     The athletic footwear market is highly competitive. Industry participants compete with respect to fashion, price, quality, performance and durability. During the second half of 1997, there was an overall weakening of the athletic footwear and apparel market which resulted in an oversupply of inventory in the marketplace. This weakness and oversupply of inventory continued through 1998. The athletic footwear industry in the United States can be broken down into several groups. Nike Inc. ("Nike"), with 1998 estimated U.S. footwear revenues exceeding $3 billion, controls over 40% of the U.S. athletic footwear market. Reebok International, Inc. ("Reebok") and adidas-Solomon AG ("adidas"), each with 1998 estimated U.S. footwear revenues of approximately $1 billion, each control over 10% of the U.S. athletic footwear market. Each of these companies has full lines of product offerings, competes with Converse in the Far East for manufacturing sources, distributes to more than 10,000 outlets worldwide and spends substantially more on advertising and promotion than Converse. New Balance Athletic Shoe, Inc., Stride Rite Corporation and Fila USA, Inc. each have 1998 U.S. branded athletic footwear revenues of between $200 million and $350 million. All of these companies also compete with Converse for access to foreign manufacturing facilities. In addition to these competitors, there are companies with U.S. revenues of under $200 million, including K-Swiss, Vans, Airwalk, ASICS Tiger, Etonic and Saucony among others. Some of these companies emphasize footwear in categories such as running, tennis or team sports that are not currently being produced by the Company. Worldwide footwear industry data is unavailable, but the largest companies worldwide are believed to be Nike, Reebok and adidas.

TRADEMARKS AND PATENTS

     Converse utilizes trademarks on virtually all of its footwear, licensed apparel and accessories. Converse's main trademarks are "Converse(R) All Star(R)", "Chuck Taylor(R)" and "REACT(R)" name and design and the "Converse All Star Chuck Taylor Patch" and "All Star and Design" logos. In addition to those main trademarks, from time to time Converse registers and/or uses other special trademarks for special product lines, or products or features. Converse believes that these trademarks are important in identifying products with the Converse brand image, and the trademarks are often incorporated prominently in product designs.

     The Company believes the Converse brand to be among its most important and valuable assets for its marketing and generally seeks protection for its trademarks in most countries where significant existing or potential markets for its products exist. Converse takes vigorous action to defend its trademarks in any jurisdiction where infringement is threatened or has occurred or where others have tried to register them. It is impossible to estimate the amount of counterfeiting involving Converse products or the effect such counterfeiting may have on Converse's revenue and brand image.

     The Company maintains and preserves its trademarks and the related registrations and aggressively protects such rights by taking appropriate legal action against infringement, counterfeiting and misuse when warranted. The Company is not aware of any material claim of infringement or other challenges to the Company's right to use any of its trademarks, tradenames, or patents.

     The Company has a variety of patents, including a number of U.S. and foreign patents and patent applications on its Helium and REACT(R) technologies.

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

     Based on the Company's experience to date, the Company believes that its future cost of compliance with environmental laws, regulations and ordinances, or exposure to liability for environmental claims, will not have a material adverse effect on the Company's business, operations or financial position. However, future events such as changes in existing laws and regulations, or unknown contamination of sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites) may give rise to additional compliance costs which could have a material adverse effect on the Company's financial condition.

EMPLOYEES

     As of January 2, 1999, Converse employed 2,658 individuals, of which 1,844 were in manufacturing, and 814 were in sales, administration, development and distribution. Management believes its relationship with its employees to be good. Converse has not experienced any material work stoppages or strikes in recent years. The Reynosa, Mexico manufacturing workforce, representing approximately 28% of Converse's work force, is represented by a union.

RISK FACTORS

     Investors should carefully consider the following factors, together with other information contained and incorporated by reference in this Report, in evaluating an investment in the Company.

Recent Operating Results; Industry Conditions

     We suffered significant net losses in 1996, 1997 and 1998. We also had an accumulated stockholders' deficit of $69.3 million at January 2, 1999. Since 1997, there has been a significant slowdown in the branded athletic footwear industry, led by the diminishing importance of basketball shoes worn casually all over the world. The slowdown has been magnified by the economic problems being experienced in the Southeast Asia and Latin America regions. Our sales decline in 1998 is indicative of the continued industry-wide softening of demand for athletic footwear that has negatively impacted the Company. This weakening demand has led to an excessive amount of retail inventory levels of athletic footwear. We can provide no assurance that we can attain profitability or that we can maintain any profitability that we might achieve.

Competition; Changes in Consumer Preferences

     The branded athletic footwear industry is highly competitive. Our success depends on our ability to anticipate and respond to changing merchandise trends and consumer preferences and demands in a timely manner. If we fail to anticipate and respond to changing trends and consumer preferences and demands, consumer acceptance of our brand name and product line could be materially adversely affected.

Foreign Production

     We utilize independent producers located in the Far East, particularly China, Taiwan, Macau, Vietnam and the Philippines, to manufacture approximately 46% of our footwear. We also operate a facility in Mexico for the stitching of canvas uppers for certain athletic originals category footwear. Our operations are subject to the customary risks of doing business abroad, including fluctuations in the value of currencies, import and export duties and trade barriers (including quotas), restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability.

Economic Conditions and Seasonality

     Converse and the footwear industry are dependent on the economic environment and levels of consumer spending which affect not only the ultimate consumer, but also retailers, Converse's primary direct customers. Downward trends in the economy or events that adversely affect the economy in general, may adversely affect our results. Sales of Converse's footwear products are somewhat seasonal in nature with the strongest sales generally occurring in the first and third quarters. Any prolonged economic downturn or changes in consumer spending patterns could have a material adverse effect on us.

International Sales and Currency Exchange

     International sales represent a significant portion of our net sales. International sales are made through Company-owned subsidiaries denominated in local currencies and through independent distributors denominated in U.S. dollars. Our future operating results will depend, in part, on the Company's ability to maintain or replace independent distributor relationships in key markets as existing agreements expire. Additionally, changes in demand resulting from fluctuations in currency exchange rates may affect our international sales. All distributor sales are denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to foreign currencies could make Converse products less competitive in those markets. During 1998, we used foreign currency options to protect the Company from the effect of changes in foreign exchange rates on our statement of operations with respect to our European subsidiaries. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable. In addition, the laws of certain countries do not protect Converse's products and intellectual property rights to the same extent as the laws of the United States. Any of these factors could have a material adverse effect on us.

Risks Associated with the Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     While we are in the process of conducting an evaluation of the Year 2000 issue on our business, we do not believe that we have a material exposure to the Year 2000 issue with respect to our own information systems. We are also conducting an analysis to determine the extent to which our major suppliers and customers' systems (insofar as they relate to Converse business) are not Year 2000 compliant or otherwise at risk with respect to the Year 2000 issue. We are currently unable to predict the extent to which the Year 2000 issue will affect our suppliers and customers, or the extent to which we would be vulnerable to our suppliers and customers' failure to remediate any Year 2000 issue on a timely basis. The failure of a major supplier or customer to convert its systems on a timely basis or a conversion that is incompatible with our systems could have a material adverse effect on us.

Controlling Stockholders

     Apollo Investment Fund, L.P. ("Apollo") and its affiliate Lion Advisors, L.P., on behalf of an investment account under management ("Lion"; Apollo and Lion together being referred to herein as the "Apollo Stockholders"), together beneficially owned approximately 65% of the outstanding Common Stock at January 2, 1999. By reason of their ownership of shares of Common Stock, the Apollo Stockholders have the power effectively to control or influence control of Converse, including in elections of the Board of Directors and other matters submitted to a vote of our stockholders, including extraordinary corporate transactions such as mergers. The Apollo Stockholders may exercise such control from time to time. A majority of the Board of Directors consists of individuals associated with affiliates of Apollo and Lion.

Shares Eligible for Future Sale

     The Apollo Stockholders have the right to cause Converse to register the shares of Common Stock that they own pursuant to a registration rights agreement. Investors who bought the Company's Senior Secured Notes in 1998 hold warrants to purchase 360,000 shares of the Company's Common Stock. Future sales of such shares, or the availability of such shares for future sale, could adversely affect the market prices for the Common Stock.

Anti-Takeover Provisions

     Our Restated Certificate of Incorporation (i) provides that our Board of Directors may issue preferred stock without stockholder approval, (ii) prohibits stockholder action by written consent and (iii) requires 75% ("supermajority") stockholder vote to alter, amend, repeal or adopt certain provisions of the Restated Certificate of Incorporation. In addition, our Restated Certificate of Incorporation limits the ability of any person who is the beneficial owner of more than 10% of our outstanding voting stock to effect certain transactions involving Converse unless a majority of the Disinterested Directors (as defined in the Restated Certificate of Incorporation of the Company) approves them. These provisions could make it more difficult for a third-party to acquire us.

ITEM 2.  PROPERTIES.

     Converse owns or leases the following principal plants, offices and warehouses:

                                                  Floor Space
Location               Type of Facility          (Square Feet)   Owned/Leased
--------               ----------------          -------------   ------------

North Reading, MA....  Headquarters                   106,800        Owned
Wilmington, MA.......  Research and
                         Development Facility          23,192       Leased
Lumberton, NC........  Plant                          386,761        Owned
Charlotte, NC........  Distribution Center            431,665       Leased
Reynosa, Mexico......  Plant                          100,948       Leased
Mission, TX..........  Plant                           55,552       Leased

     In addition to the above properties, the Company leases space for 27 retail stores in the U.S. and 1 retail store in the United Kingdom. The Company also leases several sales and customer service offices and distribution centers throughout the world. The Wilmington, Massachusetts lease expires in 2003, the Charlotte, North Carolina lease expires in 2001, the Reynosa, Mexico lease expires in 2008 and the Mission, Texas facility lease expires in 2003. For further information regarding the Lumberton, Mission and Reynosa facilities see "Business--Sourcing and Manufacturing".

ITEM 3.  LEGAL PROCEEDINGS.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock ("Common Stock") is traded on the New York Stock Exchange ("NYSE") under the symbol "CVE." The following table sets forth the range of high and low closing sales prices for the Common Stock as reported by the NYSE for the periods indicated:

                                            High                   Low
                                            ----                   ---
1996
First Quarter.......................        7 1/8                 4 1/8
Second Quarter......................        5 1/2                 3 7/8
Third Quarter.......................        6 7/8                 4 1/8
Fourth Quarter......................       15 3/4                 6

1997
----
First Quarter.......................       27 3/8                14 1/4
Second Quarter......................       22                    13 1/4
Third Quarter.......................       22 1/8                10 5/16
Fourth Quarter......................       10 1/4                 5 5/8

1998
----
First Quarter.......................        8 1/4                 5 13/16
Second Quarter......................        6 9/16                4 1/16
Third Quarter.......................        5 3/16                2 9/16
Fourth Quarter......................        3 1/4                 1 15/16

     As of March 12, 1999 there were 17,345,728 shares of Common Stock issued and outstanding, which shares were held by approximately 2,200 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data of Converse should be read in conjunction with Converse's historical consolidated financial statements and the notes thereto contained herein. The following selected historical consolidated financial data has been derived from the historical consolidated financial statements of Converse. Prior to the Distribution (as defined on page
12) effected on November 17, 1994, Converse was a wholly-owned subsidiary of Furniture Brands International, Inc. ("Furniture Brands"). The historical consolidated financial statements of Converse for 1994 may not reflect the results of operations or financial position that would have been obtained had Converse been a separate, independent company during that period.

                                                                                 Fiscal Year Ended
                                                  --------------------------------------------------------------------------------

                                                  Dec. 31, 1994   Dec. 30, 1995    Dec. 28, 1996     Jan. 3, 1998     Jan. 2, 1999
                                                  -------------   -------------    -------------     ------------     ------------
                                                                  (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales ......................................     $ 437,307       $ 407,483        $ 349,335        $ 450,199        $ 308,353
Cost of sales ..................................       286,555         293,948          263,098          329,258          237,671
                                                     ---------       ---------        ---------        ---------        ---------
Gross profit ...................................       150,752         113,535           86,237          120,941           70,682

Selling, general and administrative
  expenses .....................................       128,876         146,332          114,888          127,261           92,683
Royalty income .................................        14,212          17,257           27,638           22,569           20,175
Restructuring expense (credit) .................            --          14,182           (1,177)           1,537               --
                                                     ---------       ---------        ---------        ---------        ---------
Earnings (loss) from operations ................        36,088         (29,722)             164           14,712           (1,826)
Loss (credit) on investment in
  unconsolidated subsidiary ....................            --          52,160           (1,362)         (12,537)              --
Interest expense, net ..........................         7,423          14,043           17,776           15,374           17,525
Other expense, net .............................           504           3,966            6,319            3,026              596
                                                     ---------       ---------        ---------        ---------        ---------
Earnings (loss) from continuing operations
  before income taxes ..........................        28,161         (99,891)         (22,569)           8,849          (19,947)
Income tax expense (benefit) ...................        10,565         (28,144)          (4,134)          13,154            3,572
                                                     ---------       ---------        ---------        ---------        ---------
Earnings (loss) from continuing operations .....        17,596         (71,747)         (18,435)          (4,305)         (23,519)
Extraordinary (gain) loss, net of tax
expense (benefit) of $(576) and $437,
respectively ...................................            --              --               --              744             (704)
                                                     ---------       ---------        ---------        ---------        ---------
Net earnings (loss) ............................     $  17,596       $ (71,747)       $ (18,435)       $  (5,049)       $ (22,815)
                                                     =========       =========        =========        =========        =========

Net basic and diluted earnings (loss) per share:
  Continuing operations ........................     $    1.05       $   (4.30)       $   (1.10)       $   (0.25)       $   (1.36)
  Extraordinary gain (loss) ....................            --              --               --            (0.04)            0.04
                                                     ---------       ---------        ---------        ---------        ---------
  Net earnings (loss) ..........................     $    1.05       $   (4.30)       $   (1.10)       $   (0.29)       $   (1.32)
                                                     =========       =========        =========        =========        =========

Balance Sheet Data (at period end):
  Working capital ..............................     $ 131,122       $  89,680        $ (32,648)       $  20,260        $   7,058
  Total assets .................................       223,726         224,507          222,603          234,694          195,006
  Long-term debt, less current maturities ......        77,087         112,824            9,644           80,000          101,799
  Total stockholders' equity (deficiency) ......        44,987         (22,685)         (38,868)         (47,982)         (69,310)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Converse is a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children. The Company is also a global licensor of sports apparel, accessories and selected footwear. The Company's products are distributed in over 90 countries to approximately 9,000 customers, which include athletic specialty, sporting goods, department and shoe stores, as well as to 28 Company-operated retail outlet stores. The primary costs and expenses of the Company result from the following: athletic products sourced from various Far East manufacturers, employee salaries and fringe benefits, advertising and promotion expenses and the purchase of raw materials used in the Company's manufacturing process.

     The Company's Fiscal 1998 (as defined below) financial results have been affected by several significant factors including: (i) continued weakness in the athletic footwear and apparel market which led to a 31.5% decline in sales revenue; (ii) the strength of the U.S. dollar in the European and Asian markets resulting in weaker sales, gross profit and licensing income; and (iii) the Company's aggressive efforts to reduce operating expenses and improve the inventory position to address the effects of the industry downturn.

Results of Operations

     The Company's fiscal year end is the Saturday closest to December 31 in each year. The results of operations will periodically include a 53-week fiscal year. For purposes of the Company's financial statements, Fiscal 1998 refers to the 52-week period ended January 2, 1999 ("Fiscal 1998"), Fiscal 1997 refers to the 53-week period ended January 3, 1998 ("Fiscal 1997"), and Fiscal 1996 refers to the 52-week period ended December 28, 1996 ("Fiscal 1996").

Comparison of Fiscal 1998 and Fiscal 1997

     The following table sets forth certain items related to operations and such items as a percentage of net sales for Fiscal 1998 and Fiscal 1997:

                                                                                        Fiscal Year Ended
                                                                 --------------------------------------------------------------
                                                                 January 2, 1999           %     January 3, 1998           %
                                                                 ---------------        ------   ---------------         -----
                                                                         (Dollars in thousands, except per share amounts)

Net sales ....................................................      $ 308,353            100.0      $ 450,199            100.0
Gross profit .................................................         70,682             22.9        120,941             26.9
Selling, general and administrative expenses .................         92,683             30.1        127,261             28.3
Royalty income ...............................................         20,175              6.5         22,569              5.0
Restructuring expenses .......................................             --               --          1,537              0.3
Earnings (loss) from operations ..............................         (1,826)            (0.6)        14,712              3.3
(Credit) on investment in unconsolidated subsidiary ..........             --               --        (12,537)            (2.8)
Interest expense, net ........................................         17,525              5.7         15,374              3.4
Other expense ................................................            596              0.2          3,026              0.7
Earnings (loss) from continuing operations before income tax..        (19,947)            (6.5)         8,849              2.0
Income tax expense ...........................................          3,572              1.2         13,154              2.9
Loss from continuing operations ..............................        (23,519)            (7.6)        (4,305)            (1.0)
Basic and diluted loss per share from continuing operations ..      $   (1.36)              --      $   (0.25)              --
Extraordinary (gain) loss, net of tax ........................           (704)            (0.2)           744              0.2
Net loss .....................................................      $ (22,815)            (7.4)     $  (5,049)            (1.1)

Basic and diluted net loss per share .........................      $   (1.32)                      $   (0.29)

Net Sales

     Net sales for Fiscal 1998 decreased to $308.4 million from $450.2 million in Fiscal 1997, a 31.5% reduction. The $141.8 million net sales reduction in Fiscal 1998 is attributable to decreases of 53.7%, 51.1%, 37.7% and 2.8% in the basketball, children's, cross training and athletic originals categories, respectively, compared to Fiscal 1997. These decreases were partially offset by a $7.0 million increase in the Company's new action sports category.

     Net sales in the United States decreased 41.5% to $166.6 million for Fiscal 1998 from $284.9 million for Fiscal 1997. Net sales decreased 14.2% internationally to $141.8 million for Fiscal 1998 from $165.3 million for Fiscal 1997. Net sales in the Europe, Middle East and Africa ("E.M.E.A."), Pacific and Latin America regions were down 3.8%, 15.8% and 57.1%, respectively.

     The athletic footwear and apparel industry has struggled through a slowdown in branded athletic sales, particularly in the adult's and children's basketball and cross training product categories. The difficult industry conditions have been exacerbated by the excessive levels of athletic footwear inventory in the marketplace. The domestic market also has suffered from the over capacity due to significant retail expansion during a period of softening consumer demand. This change in preference has adversely affected the Company's business, as well as that of many of its competitors. The Company's basketball and cross training categories have been significantly impacted along with the children's category which, in large part, has been comprised of "takedowns" from these categories. The athletic originals category is more closely aligned with the global consumer preference and has been affected to a lesser extent. Also adversely affecting the industry environment was the financial turmoil in the Asia Pacific and Latin America regions which has negatively impacted consumer spending. This industry-wide softening has resulted in an oversupply of branded athletic footwear in the global marketplace, which continued into 1999.

Gross Profit

     Gross profit decreased to $70.7 million in Fiscal 1998 from $120.9 million in Fiscal 1997, a 41.5% decline. The industry downturn and related volume decreases accounted for the majority of the gross profit reduction over the period. As a percentage of net sales, gross profit fell to 22.9% in Fiscal 1998 compared to 26.9% for the prior year period. The decline was caused primarily by the highly promotional and over-inventoried environment that has led to reduced demand in the Company's performance categories and has resulted in price reductions for basketball, children's and cross training products. The Company's efforts to reduce inventory levels through the clearance of product from past seasons have also contributed to the decline.

Selling, General and Administrative Expenses

     In order to address the current industry conditions, the Company took aggressive actions in 1998 to reduce its operating expenses. Selling, general and administrative expenses, which are primarily comprised of direct selling, advertising, and promotion expenses in addition to employee salaries and benefits and other overhead costs, decreased $34.6 million to $92.7 million for Fiscal 1998 from $127.3 million for Fiscal 1997, a 27.2% decrease. This reduction was mainly attributable to decreased spending in global selling, marketing, advertising and promotion activities, as well as staff reductions to partially offset the effects of the industry downturn. Also contributing to the reduction in selling, general and administrative charges in 1998 was a gain of $9.3 million resulting from the termination of the post-retirement medical benefit plan and a gain of $1.6 million resulting from pension curtailment related to workforce reductions. These gains were partially offset by a $1.8 million severance charge related to workforce reduction in 1998. As a percentage of net sales, selling, general and administrative expenses increased to 30.1% for Fiscal 1998 from 28.3% for the prior year.

Royalty Income

     Royalty income decreased 10.6% to $20.2 million in Fiscal 1998 from $22.6 million in Fiscal 1997. International royalty income, which represented 84.8% of the Company's total royalty income, declined 8.8%. The reduction was primarily attributable to decreases of 25.3% and 40.6% in the Southeast Asia and E.M.E.A. regions, respectively. Domestic royalty income decreased by 19.4% to $3.1 million for Fiscal 1998. The decreases are representative of the slowdown in the athletic footwear business and were exacerbated by the deterioration of the economies in Southeast Asia and the strength of the U.S. dollar worldwide. These declines were partially offset by an 11.9% improvement in royalty income derived from Japan. As a percentage of net sales, royalty income increased to 6.5% in Fiscal 1998 compared to 5.0% in the prior year.

Restructuring Expenses

     In the fourth quarter of Fiscal 1997, the Company established pretax restructuring reserves of $2.1 million related to a workforce reduction and the elimination of certain unprofitable retail stores. This restructuring charge was partially offset by the reversal of previously written-off expenses relating to the closing of the Mission, Texas manufacturing facility in the first quarter of Fiscal 1997.

     At January 2, 1999, there were no remaining restructuring reserves. See
Note 4 to the Consolidated Financial Statements of the Company included herein.

Earnings (Loss) from Operations

     The Company recorded a loss from operations in Fiscal 1998 of $1.8 million, compared to earnings from operations of $14.7 million in Fiscal 1997. This change was primarily due to the factors discussed above.

Credit on Investment in Unconsolidated Subsidiary

     In Fiscal 1997, the Company recorded a pretax credit totaling $13.2 million related to the settlement of certain claims by the Company related to the Company's 1995 acquisition of Apex One, Inc. ("Apex"). This amount was partially offset by additional Apex-related legal and settlement costs incurred in the fourth quarter of Fiscal 1997, finalizing all remaining outstanding litigation relating to the Company's investment in Apex. The net activity for Fiscal

1997 was a net credit on investment in unconsolidated subsidiary of $12.5 million. At January 2, 1999, there were no remaining claims against the Company related to its 1995 acquisition of Apex. See Note 3 to the Consolidated Financial Statements of the Company included herein.

Interest Expense

     Interest expense for Fiscal 1998 increased 13.6% to $17.5 million from $15.4 million in Fiscal 1997. The increase reflects higher borrowing levels in Fiscal 1998 compared to Fiscal 1997 and the reversal of $1.4 million of interest payments previously paid into escrow on the subordinated notes issued to former owners of Apex and subsequently surrendered to the Company upon settlement of the Company's claims against them in 1997.

Other Expense

     Other expense for Fiscal 1998 of $0.6 million was comprised primarily of foreign exchange losses offset by the $1.0 million gain on the sale of the Company's Reynosa, Mexico manufacturing facility. The Fiscal 1997 expense of $3.0 million was primarily related to foreign exchange losses attributable to the appreciation of the U.S. dollar. Since the third quarter 1997, the Company has entered into foreign exchange contracts and currency options as part of a strategy to reduce its exposure to foreign currency fluctuations.

Income Tax Expense

     Income tax expense, excluding the effect of extraordinary items, for Fiscal 1998 was $3.6 million, compared to $13.2 million for Fiscal 1997. As of January 2, 1999, the Company's gross deferred tax assets were $54.1 million, which was the result of net operating loss carryforwards and other future tax deductible items totaling $133.2 million. Although the period to use these deferred tax assets is 11 to 20 years for tax purposes, the accounting guidance requires that a shorter time frame be used to assess the probability of their realization. As a result of the uncertainty caused by the industry downturn which began in the last half of Fiscal 1997 and the related oversupply of inventory in the marketplace in Fiscal 1998, the Company incurred a charge to income tax expense of $9.4 million to increase its deferred tax valuation allowance to a total of $30.8 million.

Extraordinary (Gain) Loss

     During Fiscal 1998, the Company reported an extraordinary gain of $0.7 million, net of tax. The extraordinary gain related to the cancellation of outstanding subordinated notes the Company exchanged for newly issued secured notes, net of financing fees that were written off in connection with the debt transactions. During Fiscal 1997, the Company entered into a new $150.0 million secured credit agreement replacing its former credit agreement. In connection with the repayment of the former credit agreement, the Company wrote-off deferred financing fees of $1.3 million which resulted in an extraordinary loss net of tax of $0.7 million.

Net Loss

     Due to the factors described above, the Company recorded a net loss of $22.8 million in Fiscal 1998 compared to a $5.0 million net loss in Fiscal 1997.

Net Loss Per Share

     The Company recorded a net loss per share of $1.32 in Fiscal 1998 compared to a net loss per share of $0.29 in Fiscal 1997. The weighted average number of outstanding shares in Fiscal 1998 was 17,319,377 versus 17,271,911 in Fiscal 1997.

Comparison of Fiscal 1997 and Fiscal 1996

     The following table sets forth certain items related to operations and such items as a percentage of net sales for Fiscal 1997 and Fiscal 1996:

                                                                                  Fiscal Year Ended
                                                             ------------------------------------------------------------
                                                              January 3, 1998      %       December 28, 1996        %
                                                                 --------        -----     -----------------      -----
                                                                  (Dollars in thousands, except per share amounts)

Net sales...............................................         $450,199        100.0         $349,335           100.0
Gross profit............................................          120,941         26.9           86,237            24.7
Selling, general and administrative expenses............          127,261         28.3          114,888            32.9
Royalty income..........................................           22,569          5.0           27,638             7.9
Restructuring expenses (credit).........................            1,537          0.3           (1,177)           (0.3)
Earnings from operations................................           14,712          3.3              164             0.0
Loss (credit) on investment in unconsolidated subsidiary          (12,537)        (2.8)          (1,362)           (0.4)
Interest expense........................................           15,374          3.4           17,776             5.1
Income tax expense (benefit)............................           13,154          2.9           (4,134)           (1.2)
Loss from continuing operations.........................           (4,305)        (1.0)         (18,435)           (5.3)
Extraordinary loss......................................              744          0.2               --              --
Net loss................................................          $(5,049)        (1.1)       $ (18,435)           (5.3)

Net loss per share......................................          $ (0.29)                      $ (1.10)

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

Restructuring Expenses (Credit)

     The Company established pretax restructuring reserves of $2.1 million related to a workforce reduction and the elimination of certain unprofitable retail stores in the fourth quarter of Fiscal 1997. The restructuring reserves represent fixed amounts to be paid out during 1998. This restructuring charge was partially offset by the reversal of previously written-off expenses relating to the re-opening of the Mission, Texas manufacturing facility in the first quarter of Fiscal 1997. See Note 4 to the Consolidated Financial Statements of the Company included herein.

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

Income Tax Expense (Benefit)

     Income tax expense for Fiscal 1997 was $13.2 million, compared to an income tax benefit of $4.1 million for Fiscal 1996. As of January 3, 1998, the Company's gross deferred tax assets were $44.2 million, which is the result of net operating loss carryforwards and other future tax deductible items totaling $117.2 million. Although the period to use these deferred tax assets is 11 to 20 years for tax purposes, the accounting guidance requires that a shorter time frame be used to assess the probability of their realization. As a result of the uncertainty caused by the industry downturn and the related oversupply of inventory in the marketplace during the fourth quarter of Fiscal 1997, the Company increased its deferred tax valuation allowance by $9.3 million to a total of $20.9 million.

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

Liquidity and Capital Resources

Cash Flow

     Net cash provided by operating activities was $0.6 million in Fiscal 1998 versus net cash required for operating activities of $48.1 million in Fiscal 1997. In Fiscal 1998, the net loss of $22.4 million (after giving effect to adjustments for non-cash items) and requirements for changes in other long-term assets and liabilities of $10.3 million, principally the reduction in the long term liability due to the elimination of deferred postretirement medical benefits, were offset by cash provided of $33.3 million from the reduction in working capital needs fueled by significant reductions in receivables and inventories. In Fiscal 1997, requirements for operating activities were comprised of a net loss of $12.8 million (after giving effect to adjustments for non-cash items), working capital needs of $32.7 million consisting principally of receivables, inventories and payables, and other long-term assets and liabilities of $2.6 million.

     Net cash used by investing activities was $3.6 million in Fiscal 1998. Additions to property, plant and equipment of $4.8 million were partially offset by proceeds received of $1.2 million from the disposal of assets, principally the sale of a manufacturing facility in Reynosa, Mexico to accommodate the Company's move to a larger leased facility. Net cash used from investing activities was $5.9 million in Fiscal 1997 and consisted entirely of additions to property, plant and equipment.

     Net cash provided by financing activities was $1.2 million for Fiscal 1998. Net proceeds received from the issuance of Secured Notes (as defined below) of $24.0 million and short term debt of $0.2 million generated by the asset based financing arrangements in the Company's European subsidiaries were used to reduce revolving debt by $23.0 million outstanding under the Credit Facility (see Financing Arrangements below). Net cash provided by financing activities was $52.8 million for Fiscal 1997. Cash was provided from the net proceeds from the sale of 7% Convertible Subordinated Notes (see Financing Arrangements below) in May 1997 of $76.4 million, net borrowings under the Credit Facility of $96.9 million and net proceeds from the exercise of stock options of $0.5 million. This was partially offset by cash used from the decrease of short-term debt of $3.2 million and the repayment of the Old Credit Facility (see Financing Arrangements below) of $117.8 million.

Working Capital

     The Company's working capital position, net of cash, was $3.8 million on January 2, 1999 versus $14.5 million on January 3, 1998.

     Total current assets, net of cash, decreased $38.4 million to $138.1 million at January 2, 1999 from $176.5 million in the prior year. The reduction in receivables of $14.3 million and in inventories of $23.4 million is reflective of the volume decrease in business activity and the Company's emphasis on working capital management to keep these key asset categories in line with the reduced sales. Prepaid expenses and other current assets decreased $0.7 million. Total current liabilities decreased $27.7 million from $162.0 million at January 3, 1998 to $134.3 million at January 2, 1999. As discussed above, revolving debt under the Credit Facility was reduced $23.0 million, principally from the proceeds of the issuance of the Secured Notes. Payables and accrued expenses decreased $5.2 million, due principally to the reduction in business activity, while short term debt increased $0.5 million.

Financing Arrangements

     In September 1998, the Company issued $28.6 million aggregate principal amount of 15% Senior Secured Notes (the "Secured Notes") due September 16, 2000 (the "Initial Maturity Date"). Interest on the Secured Notes is payable quarterly in arrears. The Initial Maturity Date may be extended an additional 12 months at the Company's option upon written notification of its election to extend and payment of a fee equal to 3% of the then outstanding principal amount of the Secured Notes (the "First Extended Maturity Date"). The First Extended Maturity Date may be extended to May 21, 2002, at the Company's option, upon written notification of its election to extend and payment of an additional fee equal to 3% of the then outstanding principal amount of the Secured Notes. The Secured Notes were issued in two series: Series A in the aggregate principal amount of $24.8 million (the "Series A Secured Notes") and Series B in the aggregate principal amount of $3.8 million (the "Series B Secured Notes"). The Secured Notes are redeemable at any time at face amount plus accrued interest. The Secured Notes require compliance with customary affirmative and negative covenants, including certain financial covenants, substantially the same as the requirements contained in the Credit Facility.

     Upon issuance of the Series A Secured Notes the Company received gross proceeds of $24.0 million after discount from the face amount. In connection with the issuance of the Series A Secured Notes, the Company issued warrants to purchase 360,000 shares of the Company's common stock to the purchasers and paid funding fees to certain purchasers amounting to $0.4 million. The warrants were valued at $1.22 per share, vest immediately and expire on March 16, 2003. The Company paid a placement fee of 4% of the gross proceeds, or $1.0 million, with respect to the Series A Secured Notes. The Series A Secured Notes carry a second priority perfected lien on all real and personal, tangible and intangible assets of the Company.

     The Series B Secured Notes were issued in exchange for the surrender of $5.7 million face amount of Convertible Notes (see below), which were subsequently cancelled by the Company. In connection with the issuance of the Series B Secured Notes, the Company paid a placement fee of 2% of the face amount, or $0.1 million. The Series B Secured Notes carry a third priority perfected lien on all real and personal, tangible and intangible assets of the Company.

     In May 1997, the Company issued $80.0 million of 7% Convertible Subordinated Notes due June 1, 2004 (the "Convertible Notes"). As discussed above, in September 1998 the Company received, and subsequently cancelled, $5.7 million of Convertible Notes in exchange for the issuance of the Series B Secured Notes. The Convertible Notes are subordinated to all existing and future Senior Indebtedness (as defined therein). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed into common stock of the Company, at the option of the holder, at a conversion price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000, at redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and

December 1, commencing on December 1, 1997. Proceeds from the Convertible Notes were used to repay indebtedness under the Company's then existing credit agreement (the "Old Credit Facility").

     Simultaneously with the issuance of the Convertible Notes in May 1997, the Company entered into a new $150.0 million secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the Old Credit Facility. In July 1997, BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). In September 1998, the Credit Facility was amended to decrease the commitment from $150.0 million to $120.0 million in conjunction with the issuance of the Secured Notes. The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. and Canadian accounts receivable and inventory (the "Borrowing Base"). The aggregate of letters of credit, foreign exchange contracts and banker acceptances may not exceed $80.0 million at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

     The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $73.8 million are classified as current due to the Company's lockbox arrangement (whereby payments by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

     As of January 2, 1999, the Borrowing Base was $80.4 million. Utilization under the Credit Facility at year end amounted to $76.1 million consisting of revolving loans of $72.4 million, banker acceptances of $1.4 million and outstanding letters of credit of $2.3 million. Accordingly, $4.3 million of the maximum available Borrowing Base remained unutilized as of January 2, 1999.

     Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. The foregoing LIBOR margin is subject to a reduction based upon the Company achieving certain interest coverage ratios specified in the Credit Facility. At January 2, 1999, revolving loans outstanding under the Credit Facility bore interest of 7.79% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. and Canadian assets.

     The Credit Facility, as amended, requires compliance with customary affirmative and negative covenants, including certain financial covenants. In September 1998, the Company's Credit Facility was amended to permit the issuance of the Secured Notes. The amendment decreased the commitment under the Credit Facility from $150.0 million to $120.0 million, increased the annual collateral management fee from $0.1 million to $0.125 million and changed a financial performance covenant contained therein. As of January 2, 1999, the Company was in compliance with its financial covenants and believes that it will remain in compliance during 1999.

     Subsidiaries of the Company maintain asset based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. Total short-term borrowings outstanding under these financing arrangements were $9.6 million as of January 2, 1999. Interest is payable at the respective lender's base rate plus 1.5% (varying by country from 4.5% to 8.0%). Additionally, letters of credit outstanding under these financing arrangements totaled $3.9 million at year end. The obligations are secured by first priority liens on the respective European assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

Capital Expenditures

     Capital expenditures were $4.8 million, $5.9 million and $5.3 million in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. In Fiscal 1998, investments were made in information technology and software, principally to upgrade systems in the Company's European subsidiaries for $1.9 million, in ongoing improvements in the Company's manufacturing processes at its facilities in North Carolina, Texas and Mexico for $1.8 million and other various smaller projects and expenditures for $1.1 million.

     Fiscal 1997 investments included $0.5 million on building improvements primarily to upgrade the heating system at the corporate office, $0.5 million on leasehold improvements primarily to open or remodel the Company's retail stores, $1.6 million to maintain and upgrade the Company's manufacturing facilities in North Carolina, Texas and Mexico, $0.7 million to maintain and upgrade the Company's distribution facility in Charlotte, North Carolina, $1.2 million in information technology to support improvements in networking and international operations and $1.4 million on various smaller projects and improvements. In Fiscal 1996, the Company spent $1.4 million on leasehold improvements primarily to open or remodel the Company's retail stores, $1.0 million to maintain and upgrade the Company's manufacturing facility in Lumberton, North Carolina, $0.9 million in information technology to support improvements in networking, retail store operations and international operations, $0.9 million to upgrade the Company's trade show booth and $1.1 million on various smaller projects and improvements.

The Year 2000

     Background

     The "Year 2000 Problem" is the result of many existing computer programs and embedded chip technology containing programming code in which calendar year data is abbreviated by using only two digits rather than four to refer to a year. As a result of this, some of these programs may fail to operate or may not properly recognize a year that begins with "20" instead of "19." This may cause such software to recognize a date using "00" as the year 1900 rather than the year 2000. Even systems and equipment that are not typically thought of as computer-related often contain embedded hardware or software that may improperly interpret dates beginning with the year 2000.

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

     Internal Year 2000 Compliance. The Company began the process of executing
     -----------------------------
the necessary code changes and upgrading existing systems in 1996. As a result, most of the Company's software, hardware and imbedded chip technology are already Year 2000 compliant. The Year 2000 Project Team developed an ongoing program designed to bring the remaining software, hardware and imbedded chip technology at all of its domestic and international locations into Year 2000 compliance in time to minimize any significant detrimental affects on the Company's business and operations. In many cases these upgrades were already planned as part of ongoing business process improvements.

     Currently, the Company has completed approximately 90% of the work believed to be required to bring all internal systems into compliance. Converse's current target is to complete all remaining work by the end of the second quarter of 1999.

     External Year 2000 Compliance. The Year 2000 Project Team reviewed all
     -----------------------------
material relationships between Converse and each of its vendors and suppliers and determined which ones were critical to Converse's business and operations.

     "Critical" Suppliers. Converse deemed 165 of its vendors and suppliers to
      -------------------
be "critical" to the Company's business and operations. Converse has sent each of its critical suppliers a detailed Year 2000 readiness questionnaire and checklist, followed in some cases by formal communication and/or site visits. Response rate to date is 97%, with 93% of the respondents indicating all systems have been or will be verified Year 2000 compliant. For those critical suppliers that do not respond or that do not have adequate compliance plans, Converse is developing contingency plans that assume an estimated level of noncompliance. These plans may consist of early purchase of materials, components, work-in-process or finished goods. Even so, these contingency plans are subject to much uncertainty and may not be sufficient to mitigate any business interruption. Thus, some material adverse impact to Converse may result from one or more third parties regardless of Converse's defensive contingency plans.

     "Non-Critical" Suppliers. The Company sent letters to 2,193 suppliers and
      -----------------------
vendors deemed to be "non-critical" advising them of the Year 2000 Problem and requesting that they address compliance. Non-compliance by such suppliers would not have a material adverse affect on the Company.

     Costs Associated with Year 2000 Compliance.

     Through the end of 1998 the Company spent approximately $1.8 million on incremental costs associated with the Year 2000 Problem. These costs consisted of new hardware and software as well as the cost of contracted programmers and the salaries and fringe benefits of employees dedicated to addressing the Year 2000 Problem. These costs have been funded through operating cash flows. Approximately $0.8 million of this amount relates to hardware and software which the Company has capitalized and the remainder has been expensed as incurred. The Company estimates that an additional $0.7 million will be incurred during the first half of 1999 to complete this process. These additional expenditures will be comprised of some additional new hardware and software, as well as the cost of contracted programmers and the salaries and benefits of employees dedicated to addressing the Year 2000 Problem. These estimates are based on currently available information and may change in the event of unforeseen future developments.

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

Impact of Recently Issued Accounting Pronouncements

     The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.

     The Company has adopted Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement requires an enterprise to report financial and descriptive information about its reportable operating income. Operating segments are components that are evaluated regularly by chief operating decision makers in deciding how to allocate resources and in assessing performance. This Statement requires a business enterprise to report a measure of segment profit or loss, certain specific revenue and expense items (including interest, depreciation, and income taxes), and segment assets. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company has adopted Statement of Financial Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pensions and other postretirement plans. The Statement does not change the measurement or recognition of those types of plans and, accordingly, will not have a material impact on the Company's consolidated financial position or results of operations.

     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. This Statement is required to be adopted in the Company's fiscal year end 2000. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of this Statement will not have a significant effect on the Company's results of operations or its financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

Interest Rate Risk

     The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company's Credit Facility bears interest at the Prime Lending Rate (as defined therein) plus 1% or the adjusted LIBOR (as defined therein) plus 2.5%. The Company's foreign borrowings also have variable interest rates. The Company's Convertible Notes and Secured Notes bear fixed rates of interest. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information. Converse does not use derivative financial instruments to hedge its interest rate risks.

Foreign Currency Risk

     Converse sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although Converse has some of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve the markets in Western Europe, Japan and Australia. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries and royalty income from sources outside the United States, the Company uses forward foreign exchange contracts and foreign currency options with durations of generally from three to twelve months.

     As of January 2, 1999, the company had outstanding the following foreign exchange forward contracts and currency options:

                                                                 (currency per USD)
                                                    Notional          Average          Estimated
                                                     Amount        Contract Rate       Fair Value
                                                     ------        -------------       ----------
                                                               (Dollars in thousands)
Foreign exchange sell forward contracts:
     Japanese Yen.............................      $9,887.4            115.87          $(394.3)
     Australian Dollar........................      $1,978.5              1.57           $ 85.0
     Spanish Pesetas..........................      $4,288.8            140.66           $ 33.4

Foreign exchange buy forward contracts:
     Japanese Yen.............................      $5,170.2            114.74          $ 165.1

Currency put options:
     British Pounds...........................      $1,480.0              0.63           $(55.0)*
     Italian Lira.............................      $6,052.8          1,681.69          $(111.9)*
     French Franc.............................      $6,710.6              5.72          $(149.0)*
     Danish Krone.............................      $2,946.6              6.51           $(72.7)*
     German Mark..............................      $5,885.7              1.70          $(107.7)*
     Dutch Gilders                                  $3,017.5              1.92           $(66.5)*

     * These amounts do not represent economic losses as out of-the-money options would not be exercised.

Commodity Price Risk

     Raw materials used by the Company are subject to price volatility caused by weather, supply conditions and other unpredictable factors. The Company does not have a program of hedging activity to address these risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
---------------------------------------------------

     The information required by this Item is submitted in a separate section of this report. See Item 14 for index to financial statements required by this Item.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
--------------------------------------------------------------------------------
DISCLOSURE
----------

     Not applicable.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

     The information required by this Item with respect to the Company's directors is incorporated herein by reference to the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 1999, which will be filed with the Securities and Exchange Commission on or before April 30, 1999 (the "1999 Proxy Statement"). Information required by this Item with respect to the Company's executive officers is set forth below.

Executive Officers of the Company

Name                          Age    Position
----                          ---    --------

Glenn N. Rupp..............   54     Chairman of the Board and
                                      Chief Executive Officer
Donald J. Camacho..........   48     Senior Vice President and
                                      Chief Financial Officer
Edward C. Frederick........   52     Senior Vice President,
                                      Research, Design and Development
Jack A. Green..............   53     Senior Vice President Administration,
                                      General Counsel and Secretary
Herbert R. Rothstein.......   57     Senior Vice President, Production
James E. Solomon...........   43     Senior Vice President, Sales and Marketing
Alistair M. Thorburn.......   41     Senior Vice President, International
James E. Lawlor............   44     Vice President, Finance and Treasurer

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

     Dr. Frederick has served as Senior Vice President, Research, Design and Development since April 1997. From February 1996 to April 1997, Dr. Frederick was a consultant to Converse through his wholly-owned consulting company, Exeter Research, Inc. ("Exeter") and held the title of Chief Product Executive of Converse. Dr. Frederick has been the President of Exeter since 1987. Since 1995, Dr. Frederick has also served as an Adjunct Professor in the Department of Exercise Sciences, School of Public Health and Health Sciences, University of Massachusetts. Dr. Frederick worked as a consultant for adidas in the fields of development, design and technology from 1991 to 1996. Previously, Dr. Frederick worked as the Director of Research for Nike from 1980 to 1986 and as a design consultant for Nike from 1978 to 1980 and from 1986 to 1990.

     Mr. Green has served as Senior Vice President Administration, General Counsel and Secretary since May 1998. Prior to that, Mr. Green served as Senior Vice President, General Counsel and Secretary since August 1985, having joined the Company as Vice President, Legal in 1983. Since 1996, Mr. Green has also served as an Adjunct Professor at Emmanuel College in Boston, Massachusetts. Mr. Green is a director of Arrow Mutual Liability Insurance Company.

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

     Mr. Solomon has served as Senior Vice President, Sales and Marketing since May 1998. Prior to that, Mr. Solomon served as Senior Vice President, Marketing since October 1996. Previously, Mr. Solomon worked for Lenox Inc. from August 1990 to September 1996 in a number of senior positions, including President and Chief Operating Officer of the Dansk International Design division from May 1994 to September 1996 and Gorham, Kirk-Stieff, Dansk division from July 1991 to May 1994. He also has experience in the athletic footwear industry, having served as Executive Vice President of Kangaroos USA from 1989 to 1990, Vice President, Marketing of Avia Athletic Footwear from 1985 to 1988, and Group Product Manager, New Balance Athletic Shoes from 1981 to 1983.

     Mr. Thorburn has served as Senior Vice President, International since December 1993. Prior to joining the Company, Mr. Thorburn was Vice President Europe/Asia Pacific for the Wilson Sporting Goods Co., Ltd. from 1987 to 1993.

     Mr. Lawlor has served as Vice President, Finance and Treasurer since June 1995. Previously, Mr. Lawlor held the positions of Vice President and Treasurer from September 1994 to June 1995, Treasurer from 1984 to 1994 and other positions of increasing responsibility since 1975.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

     The information required by this Item is incorporated by reference from the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The information required by this Item is incorporated by reference from the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

     The information required by this Item is incorporated by reference from the 1999 Proxy Statement.

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

     1.   Financial statements:

          The following consolidated financial statements are included in Item 8 and presented as a separate section of this report:

                                                                           Page
                                                                           ----

          Report of Independent Accountants                                 F-2

          Consolidated Balance Sheet at January 3, 1998 and January 2, 1999 F-3

          For each of the fiscal years ended December 28, 1996, January 3, 1998 and January 2, 1999:

               Consolidated Statement of Operations                         F-4
               Consolidated Statement of Cash Flows                         F-5
               Consolidated Statement of Stockholders' Equity               F-6
                   and Comprehensive Income

          Notes to Consolidated Financial Statements                        F-7

     2.   Financial Statement Schedule:

               Schedule II - Valuation and Qualifying Accounts              F-25

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

          10.3 Amendment Number Two to Credit Agreement (14)

          10.4   Amendment Number Three Credit Agreement (14)

          10.5   Amendment Number Four to Credit Agreement (17)

          10.6   Waiver Number One to Credit Agreement (15)

          10.7   Waiver Number Two to Credit Agreement (16)

          10.8 Amendment and Reaffirmation of Lease dated June 29, 1988, between Godley Construction Company Inc. ("Godley") and Converse Inc. and Lease Agreement dated as of March 26, 1974, between Godley and Charlotte Footwear, Inc. (1)

          10.9 Sublease Agreement dated as of September 28, 1993, between Kmart Corporation and Converse Inc. (1)

          10.10  Lease Agreement - Reynosa, Mexico (16)

          10.11 Registration Rights Agreement dated as of November 17, 1994, between Apollo Interco Partners, L.P. and Converse Inc. (3)

          10.12 Consulting Agreement dated as of November 17, 1994, between Apollo Advisors, L.P. and Converse Inc. (3)

          10.13 Amendment to Consulting Agreement Dated as of November 17, 1998 between Apollo Advisors L.P. and Converse Inc. (15)

          10.14  Converse Inc. Executive Incentive Plan (1)

          10.15  Converse Inc. Team Incentive Plan (1)

          10.16  Converse Inc. Supplemental Executive Retirement Plan (6)

          10.17 Converse Inc. 1994 Stock Option Plan, as Amended and Restated as of February 25, 1998 (16)

          10.18 Converse Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated as of July 30, 1997 (13)

          10.19  Converse Inc. Employee Stock Purchase Plan (16)

          10.20 Agreement among Julius W. Erving, the Erving Group and Converse Inc., dated October 1, 1984 as amended by an Amendment dated September 16, 1988, a Second Amendment dated July 18, 1989, a Third Amendment dated October 17, 1991, and a Fourth Amendment dated February 7, 1994 (2)

          10.21 Fifth Amendment to Agreement among Julius W. Erving, The Erving Group, Inc. and Converse Inc.(5)

          10.22 Sixth Amendment to Agreement among Julius W. Erving, the Erving Group, Inc. and Converse Inc.(7)

          10.23 Seventh Amendment to Agreement among Julius W. Erving, the Erving Group, Inc. and Converse Inc.(7)

          10.24 Lease Agreement dated as of January 3, 1995 between Talbot Operations Inc. and Converse Inc. (4)

          10.25  Employment Agreement between Converse and Glenn N. Rupp (8)

          10.26  Employment Agreement between Converse and James E. Solomon (9)

          10.27  Employment Agreement between Converse and Donald J. Camacho
                 (6)

          10.28 Form of Employment Agreement dated as of October 25, 1995, between Converse and each of the following: Jack A. Green, Herbert R. Rothstein, Alistair M. Thorburn, and James E. Lawlor
                 (6)

          10.29  Employment Agreement between Converse and Edward C. Frederick
                 (11)

          10.30 Purchase Agreement dated June 1, 1997 between Converse and Exeter Research, Inc. (12)

          10.31 Senior Secured Note Purchase Agreement dated September 16, 1998 (17)

          10.32  Senior Secured Note dated September 16, 1998 (17)

          10.33  Warrant Agreement dated September 16, 1998 (17)

          21.    List of subsidiaries*

          23.    Consent of PricewaterhouseCoopers LLP*

          27.    Financial Data Schedule*

                 *      Filed herewith

     (1) Filed as an Exhibit to Converse Inc. Form 10 dated October 14, 1994 filed with the SEC on October 14, 1994, and incorporated by reference herein.

     (2) Filed as an Exhibit to Converse Inc. Form 10/A Amendment No. 1, filed with the SEC on November 8, 1994, and incorporated by reference herein.

     (3) Filed as an Exhibit to Converse Inc. Form 10/A Amendment No. 2, filed with the SEC on November 23, 1994, and incorporated by reference herein.

     (4) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated by reference herein.

     (5) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended April 1, 1995, and incorporated by reference herein.

     (6) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-K for the year ended December 30, 1995, and incorporated by reference herein.

     (7) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended March 30, 1996, and incorporated by reference herein.

     (8) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, and incorporated by reference herein.

     (9) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended September 28, 1996, and incorporated by reference herein.

     (10) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-K for the year ended December 28, 1996, and incorporated by reference herein.

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

     (14) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-K for the year ended January 3, 1998, and incorporated herein by reference.

     (15) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended April 4, 1998, and incorporated herein by reference.

     (16) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended July 4, 1998, and incorporated herein by reference.

     (17) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended October 3, 1998, and incorporated herein by reference.

          (b) No reports on Form 8-K were filed by the Company during the last quarter of Fiscal 1998.

          UPON WRITTEN REQUEST TO THE COMPANY'S SECRETARY, THE COMPANY WILL FURNISH SHAREHOLDERS WITH A COPY OF ANY OR ALL SUCH EXHIBITS REQUESTED AT A CHARGE OF TEN CENTS PER PAGE, WHICH REPRESENTS THE COMPANY'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBITS.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Reading, Massachusetts on March 19, 1999.

                                 CONVERSE INC.

                                               By:  /s/ Glenn N. Rupp
                                                    ----------------------------
                                                    Glenn N. Rupp
                                                    Chairman of the Board and
                                                    Chief Executive Officer

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


Signature                                  Title                                                 Date
---------                                  -----                                                 ----
/s/ Glenn N. Rupp                          Chairman of the Board, Chief Executive Officer        March 19, 1999
---------------------------                and Director (Principal Executive Officer)
Glenn N. Rupp

/s/ Donald J. Camacho                      Senior Vice President and Chief Financial Officer     March 19, 1999
---------------------------                (Principal Financial and Accounting Officer)
Donald J. Camacho

/s/ Donald J. Barr                         Director                                              March 19, 1999
---------------------------
Donald J. Barr

/s/ Leon D. Black                          Director                                              March 19, 1999
---------------------------
Leon D. Black

/s/ Julius W. Erving                       Director                                              March 19, 1999
---------------------------
Julius W. Erving

/s/ Robert H. Falk                         Director                                              March 19, 1999
---------------------------
Robert H. Falk

/s/ Gilbert Ford                           Director                                              March 19, 1999
---------------------------
Gilbert Ford

/s/ Michael S. Gross                       Director                                              March 19, 1999
---------------------------
Michael S. Gross

/s/ John J. Hannan                         Director                                              March 19, 1999
---------------------------
John J. Hannan

/s/ Joshua J. Harris                       Director                                              March 19, 1999
---------------------------
Joshua J. Harris

/s/ John H. Kissick                        Director                                              March 19, 1999
---------------------------
John H. Kissick

/s/ Richard B. Loynd                       Director                                              March 19, 1999
---------------------------
Richard B. Loynd

/s/ John J. Ryan, III                      Director                                              March 19, 1999
---------------------------
John J. Ryan, III

/s/ Michael D. Weiner                      Director                                              March 19, 1999
---------------------------
Michael D. Weiner

                         CONVERSE INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
Report of Independent Accountants .......................................  F-2

Consolidated Balance Sheet...............................................  F-3

Consolidated Statement of Operations.....................................  F-4

Consolidated Statement of Cash Flows.....................................  F-5

Consolidated Statement of Stockholders' Equity and Comprehensive Income..  F-6

Notes to Consolidated Financial Statements...............................  F-7

                        Report of Independent Accountants




To the Board of Directors and
Stockholders of Converse Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity and comprehensive income present fairly, in all material respects, the financial position of Converse Inc. and its subsidiaries at January 3, 1998 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
-------------------------------
PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
February 23, 1999

                         CONVERSE INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                (Dollars in thousands, except per share amounts)

                                                                                  January 3, 1998    January 2, 1999
                                                                                  ---------------    ---------------
ASSETS
Current assets:
  Cash and cash equivalents...................................................        $ 5,738            $ 3,274
  Receivables, less allowances of $2,066 and $2,086, respectively.............         72,083             57,826
  Inventories (Note 5)........................................................         94,681             71,292
  Prepaid expenses and other current assets (Note 10).........................          9,713              8,962
                                                                                -------------      -------------
    Total current assets......................................................        182,215            141,354
Net property, plant and equipment (Note 6)....................................         20,086             20,838
Other assets (Note 10)........................................................         32,393             32,814
                                                                                -------------      -------------
                                                                                     $234,694           $195,006
                                                                                =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Short-term debt (Note 8)....................................................        $ 9,036            $ 9,557
  Credit facility (Note 8)....................................................         96,844             73,833
  Accounts payable............................................................         41,318             37,184
  Accrued expenses (Note 7)...................................................         14,279             10,861
  Income taxes payable (Note 10)..............................................            478              2,861
                                                                                -------------      -------------
    Total current liabilities.................................................        161,955            134,296
Long-term debt (Note 8).......................................................         80,000            101,799
Current assets in excess of reorganization value (Note 2).....................         30,299             28,221
Accrued postretirement benefits other than pensions (Note 11).................         10,422                 --
Commitments and contingencies (Note 14)
Stockholders' equity (deficiency):
  Common stock, $1.00 stated value, 50,000,000 shares authorized, 17,317,956 and 17,319,556 shares issued and outstanding at January 3, 1998 and
    January 2, 1999, respectively.............................................         17,318             17,320
  Preferred stock, no par value, 10,000,000 shares authorized, none issued and
    outstanding...............................................................             --                 --
  Additional paid-in capital..................................................          2,271              3,695
  Unearned compensation.......................................................             --               (758)
  Retained deficit............................................................        (65,314)           (88,129)
  Accumulated other comprehensive income......................................         (2,257)            (1,438)
                                                                                -------------      -------------
    Total stockholders' equity (deficiency)...................................        (47,982)           (69,310)
                                                                                -------------      -------------
                                                                                     $234,694           $195,006
                                                                                =============      =============


See accompanying notes to consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                (Dollars in thousands, except per share amounts)


                                                                            Fiscal Year Ended
                                                        --------------------------------------------------------
                                                          December 28, 1996  January 3, 1998   January 2, 1999
                                                          -----------------  ---------------   ---------------
Net sales ..............................................   $ 349,335           $ 450,199           $ 308,353

Cost of sales ..........................................     263,098             329,258             237,671
                                                           ----------          ----------          ----------
Gross profit ...........................................      86,237             120,941              70,682

Selling, general and administrative expenses ...........     114,888             127,261              92,683
Royalty income .........................................      27,638              22,569              20,175
Restructuring expense (credit) (Note 4) ................      (1,177)              1,537                  --
                                                           ----------          ----------          ----------
Earnings (loss) from operations ........................         164              14,712              (1,826)

Loss (credit) on investment in unconsolidated
subsidiary (Note 3) ....................................      (1,362)            (12,537)                 --
Interest expense .......................................      17,776              15,374              17,525
Other expense, net (Note 15) ...........................       6,319               3,026                 596
                                                           ----------          ----------          ----------
Earnings (loss) from continuing operations before
income taxes ...........................................     (22,569)              8,849             (19,947)

Income tax expense (benefit) (Note 10) .................      (4,134)             13,154               3,572
                                                           ----------          ----------          ----------
Loss from continuing operations ........................     (18,435)             (4,305)            (23,519)

Extraordinary (gain) loss, net of tax expense
(benefit) of $(576) and $437, respectively (Note 9) ....          --                 744                (704)
                                                           ----------          ----------          ----------

Net loss ...............................................   $ (18,435)          $  (5,049)          $ (22,815)
                                                           ==========          ==========          ==========
Net basic and diluted loss per share (Note 2):
   Continuing operations ...............................   $   (1.10)          $   (0.25)          $   (1.36)
   Extraordinary gain (loss) ...........................          --               (0.04)               0.04
                                                           ----------          ----------          ----------
   Net loss ............................................   $   (1.10)          $   (0.29)          $   (1.32)
                                                           ==========          ==========          ==========

Weighted average common shares outstanding (Note 2) ....      16,761              17,272              17,319
                                                           ==========          ==========          ==========


See accompanying notes to consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                (Dollars in thousands, except per share amounts)

                                                                                      Fiscal Year Ended
                                                             -------------------------------------------------------
                                                                December 28, 1996  January 3, 1998  January 2, 1999
                                                                -----------------  ---------------  ---------------
Cash flows from operating activities:
   Net loss .......................................................   $ (18,435)   $  (5,049)        $ (22,815)
   Adjustments to reconcile net loss to net cash provided by
     (required for) operating activities:
   Loss (credit) on investment in unconsolidated subsidiary, less
     cash payments of $3,439, $8,064 and $0, respectively .........      (4,801)     (20,601)               --
   Provision for restructuring actions, less cash payments of
     $5,316, $3,763 and $2,438, respectively ......................      (6,493)      (2,226)               --
   Extraordinary loss on write-off of deferred financing fees .....          --        1,320               809
   Extraordinary gain on cancellation of convertible notes ........          --           --            (1,950)
   Depreciation of property, plant and equipment ..................       3,100        3,589             3,939
   Amortization of intangible assets ..............................         539          548               468
   Amortization of current assets in excess of reorganization value      (2,078)      (2,077)           (2,078)
   Amortization of note discount/warrants .........................          --           --               189
   Gain on sale of property, plant and equipment ..................          --           --            (1,042)
   Amortization of deferred compensation ..........................          --           --               217
   Deferred income taxes ..........................................      (5,614)      11,709              (162)
Changes in assets and liabilities:
   Receivables ....................................................        (759)     (12,359)           14,937
   Inventories ....................................................      (5,844)      (8,775)           23,423
   Prepaid expenses and other current assets ......................      10,859          114                30
   Accounts payable and accrued expenses ..........................      16,889       (8,751)           (7,443)
   Income taxes payable ...........................................       1,612       (2,929)            2,383
   Other long-term assets and liabilities .........................       3,009       (2,620)          (10,347)
                                                                      -----------  -----------       -----------
     Net cash (required for) provided from  operating activities ..      (8,016)     (48,107)              558
                                                                      -----------  -----------       -----------
Cash flows from investing activities:
   Proceeds from disposal of assets ...............................       5,101           --             1,169
   Additions to property, plant and equipment .....................      (5,305)      (5,909)           (4,787)
                                                                      -----------  -----------       -----------
     Net cash used by investing activities ........................        (204)      (5,909)           (3,618)
                                                                      -----------  -----------       -----------
Cash flows from financing activities:
   Net proceeds from exercise of stock options ....................       2,385          512                11
   Net proceeds from (payment of) short-term debt .................         231       (3,236)              169
   Net proceeds from (repayment of) old credit facility ...........       8,261     (117,765)               --
   Net proceeds from (repayment of) new credit facility ...........          --       96,844           (23,011)
   Net proceeds from issuance of senior secured notes .............          --           --            24,000
   Net proceeds from bond issue ...................................          --       76,400                --
                                                                      -----------  -----------       -----------
     Net cash provided by financing activities ....................      10,877       52,755             1,169
                                                                      -----------  -----------       -----------
Effect of foreign currency rate fluctuations on cash and cash
equivalents .......................................................         513        1,091              (573)
                                                                      -----------  -----------       -----------
Net increase (decrease) in cash and cash equivalents ..............       3,170         (170)           (2,464)
Cash and cash equivalents at beginning of period ..................       2,738        5,908             5,738
                                                                      -----------  -----------       -----------
Cash and cash equivalents at end of period ........................   $   5,908    $   5,738         $   3,274
                                                                      ===========  ===========       ===========
Supplemental Disclosures:
   Cash payments for (refunds of) income taxes, net ...............   $ (10,150)   $   3,719         $   1,803
                                                                      ===========  ===========       ===========
   Cash payments for interest .....................................   $  13,283    $  16,663         $  17,083
                                                                      ===========  ===========       ===========

See accompanying notes to consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
               (Dollars in thousands, except per share amounts)


                                           Total                                Accumulated
                                       Stockholders'                Retained       Other                   Additional
                                          Equity    Comprehensive   Earnings   Comprehensive    Common       Paid-in      Unearned
                                       (Deficiency) Income (Loss)   (Deficit)      Income        Stock       Capital    Compensation
                                       ------------ -------------   ---------      ------        -----       -------    ------------
Balance, December 30, 1995 ............ $(22,685)                   $(41,830)     $ (1,075)     $ 16,692     $  3,528     $      --
Comprehensive income (loss)
  Net loss ............................  (18,435)    $ (18,435)      (18,435)
  Other comprehensive income (loss),
    net of tax ........................
      Foreign currency translation
      adjustments .....................     (133)         (133)                       (133)
                                                     ----------
Comprehensive income (loss) ...........                (18,568)
                                                     ==========
Exercise of common stock options ......    2,385                                                     521        1,864
                                         --------                   ---------       -------     ---------    ---------   -----------
Balance, December 28, 1996 ............  (38,868)                    (60,265)       (1,208)       17,213        5,392            --
Comprehensive income (loss) ...........
  Net loss ............................   (5,049)       (5,049)       (5,049)
  Other comprehensive income (loss),
    net of tax ........................
      Foreign currency translation
        adjustments ...................   (1,049)       (1,049)                     (1,049)
                                                     ----------
Comprehensive income (loss) ...........                 (6,098)
                                                     ==========
Exercise of common stock options ......      512                                                     105          407
Cancellation of common stock warrants
  (Note 3) ............................   (3,528)                                                              (3,528)
                                         --------                   ---------       -------     ---------    ---------   -----------
Balance, January 3, 1998 ..............  (47,982)                    (65,314)       (2,257)       17,318        2,271            --
Comprehensive income (loss) ...........
  Net loss ............................  (22,815)      (22,815)      (22,815)
  Other comprehensive income (loss),
    net of tax ........................
      Foreign currency translation
        adjustments ...................      819           819                         819
                                                     ----------
Comprehensive income (loss) ...........              $ (21,996)
                                                     ==========
Exercise of common stock options ......       11                                                       2            9
Issuance of common stock warrants
    (Note 8) ..........................      440                                                                  440
Issuance of restricted stock (Note 12)        --                                                                  975          (975)
Amortization of unearned compensation .      217                                                                                217
                                        ---------                   ---------     ---------     ---------    ---------   -----------
Balance, January 2, 1999 .............. $(69,310)                   $(88,129)     $ (1,438)     $ 17,320     $  3,695    $     (758)
                                        =========                   =========     =========     =========    =========   ===========



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

Fiscal year

     Converse's fiscal year end is the Saturday closest to December 31 in each year. For 1998, Converse's fiscal year ended on January 2, 1999 ("Fiscal 1998"), for 1997, Converse's fiscal year ended on January 3, 1998 ("Fiscal 1997") and for 1996, Converse's fiscal year ended on December 28, 1996 ("Fiscal 1996"). Fiscal Years 1998 and 1996 include 52 weeks whereas Fiscal Year 1997 includes 53 weeks.

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

Fair value of financial instruments

     The carrying amount of cash, cash equivalents, trade receivables and trade payables approximates their fair value because of the short maturity of these financial instruments. Except for the Convertible Notes (See Note 8) at January 2, 1999, the carrying amount of the Company's long-term instruments approximates fair value, which is estimated based on market values for similar instruments. At January 2, 1999, the fair value of the $74.3 million Convertible Notes was $24.6 million, as estimated using quoted market prices.

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

     During Fiscal 1998, the Company used foreign exchange forward contracts and foreign currency options to protect the Company from the effects of changes in foreign exchange rates on the statement of operations. These instruments do not qualify for hedge accounting. Option premiums are amortized over the respective life of the instrument. Accordingly, as of January 2, 1999, unamortized currency option premiums recorded on the consolidated balance sheet of the Company were $225. During the year ended January 2, 1999, the Company recorded amortization expense of $673 with respect to the currency options. At January 2, 1999, the Company had open "out of the money" currency options totaling $26,100 and open foreign exchange forward contracts totaling $21,300 with a maximum remaining term to maturity of less than one year. The Company recorded unrealized losses totaling $111 on these open forward contracts for the year ended January 2, 1999. The Company recorded realized gains of $128 and $124 on exercised currency options and closed forward contracts, respectively, during the year ended January 2, 1999.

Revenue recognition

     Revenue from the sale of product is recognized at the time of shipment. Royalty income is recognized by Converse when all events have occurred to establish the royalty amount payable to the Company (typically, when sales are made by the licensees to retail distribution in their respective territories or, in the case of certain footwear license agreements whereby royalties are payable based upon factory cost, when shipment is made from the manufacturer to the licensee).

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

Earnings per share

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") was issued which supersedes the old methodology for calculation of earnings per share, as promulgated under Accounting Principles Board Opinion No. 15. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and convertible subordinated debentures) and "diluted" earnings per share. The Statement was adopted in Fiscal 1997, and all prior periods were retroactively restated. For the fiscal years ended, December 28, 1996, January 3, 1998 and January 2, 1999 basic and diluted earnings per share are the same.

Concentration of risk

    Converse purchases dyed canvas raw material primarily from two dye houses.
A change in dye houses could cause a delay in manufacturing; however, management does not expect such a change to impact long-term supply due to the existence of alternative suppliers.

     Financial instruments which potentially expose the Company to concentration of credit risk include trade accounts receivable and foreign currency options and forward contracts. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their international dispersion. In addition, the Company maintains reserves for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations. Concentration of credit risk with respect to foreign currency options and forward contracts is limited because the Company maintains these financial instruments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

Reclassifications

     Certain amounts in the prior year financial statements and related notes have been reclassified to conform with the Fiscal 1998 presentation.

3.   Investment in Unconsolidated Subsidiary

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

     As a result of this decision, Apex ceased operations and was unable to meet its obligations and on September 14, 1995 filed for Chapter 11 bankruptcy protection. Because Converse's control of Apex was temporary in nature, its investment in Apex was recorded as an unconsolidated equity investment. During 1995, Converse recorded a loss of $52,160 on this unconsolidated subsidiary, comprised primarily of: (i) the Company's initial investment in Apex; (ii) additional funding advances; (iii) contractual obligations, bank guarantees, professional fees and other closing costs; and (iv) loss on the sale of Apex inventory purchased by Converse for sale to independent third parties.

     During 1996, the Company recorded a $1,362 credit on investment in unconsolidated subsidiary which was comprised of: (i) an additional loss of $515 relating to unanticipated credits issued to customers to settle claims of discrepancies on shipments of the Apex inventory; and (ii) a credit of $1,877 relating to the Company's entering into agreements with two of the former owners of Apex to settle certain obligations for less than originally anticipated, resulting in an adjustment of the accrual recorded in 1995 for the loss on investment in unconsolidated subsidiary.

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

4.   Restructuring Charges

     During 1995, Converse recorded restructuring charges of $14,182 relating primarily to initiatives aimed at reducing future operating costs. Principal costs included in the charge were: (i) contract termination costs relating to licensed apparel and certain marketing activities; (ii) estimated losses on the sale or disposal of assets, including a writedown for the proposed sale of a warehouse facility in Chester, South Carolina; (iii) costs for employee severance and related benefits for the termination of 140 employees; and (iv) lease termination costs relating to the shutdown of the manufacturing facility in Mission, Texas and a distribution facility in the United Kingdom.

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

     During the first quarter of 1997, the Company re-opened the manufacturing facility located in Mission, Texas for cutting and limited production due to an unexpected increase in demand for athletic originals products. Accordingly, the remaining lease termination restructuring reserve of $563 was reversed into income. During the fourth quarter of 1997, the Company recorded a restructuring charge of $2,100. The costs included in the charge were primarily: (i) employee severance and related benefits of $1,192 for the termination of 35 employees;
(ii) costs of $464 related to the closing of three unprofitable retail stores; and (iii) termination costs of $444 related to marketing endorser contracts.

     During 1998 all remaining restructuring liabilities were paid out. At January 2, 1999, there were no remaining restructuring liabilities.

5.   Inventories

     Inventories are summarized as follows:

                                                      January 3, 1998    January 2, 1999
                                                      ---------------    ---------------
        Retail merchandise......................          $  5,245            $  4,535
        Finished products.......................            81,311              57,365
        Work-in-process.........................             4,560               5,009
        Raw materials...........................             3,565               4,383
                                                          --------            --------
                                                          $ 94,681            $ 71,292
                                                          ========            ========

6.   Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

                                                       Estimated
                                                        Useful
                                                     Life (Years)   January 3, 1998   January 2, 1999
                                                     ------------   ---------------   ---------------
        Building and leasehold improvements             5 - 10           $  7,832          $  8,129
        Machinery and equipment...............          3 - 11             12,012            14,139
        Furniture and fixtures................          5 - 8               2,944             3,049
        Office and computer equipment.........             7                8,381            10,171
                                                                         --------          --------
                                                                           31,169            35,488
        Less accumulated depreciation.........                             11,083            14,650
                                                                         --------          --------
                                                                         $ 20,086          $ 20,838
                                                                         ========          ========


7.   Accrued Expenses

     Accrued expenses consisted of the following:

                                                                    January 3, 1998   January 2, 1999
                                                                    ---------------   ---------------
      Employee compensation............................                 $  3,325           $  2,944
      Advertising and promotion........................                    2,520              1,730
      Accrued interest.................................                    1,155              1,410
      Restructuring charges............................                    2,438               --
      Other ...........................................                    4,841              4,777
                                                                         --------          --------
                                                                         $14,279            $10,861
                                                                         ========          ========

8.   Debt

     Debt consisted of the following:

                                                                    January 3, 1998   January 2, 1999
                                                                    ---------------   ---------------
   Current:
       Short-term debt.................................                  $ 9,036            $ 9,557
       Credit facility.................................                  $96,844            $73,833
   Long-Term:
       Senior secured notes (net of unamortized bond
       discount).......................................                       --            $27,534
       Convertible subordinated notes..................                  $80,000            $74,265

Short-term debt

     Converse maintains asset based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow the Company to borrow against varying percentages of eligible customer receivable balances based on pre-established credit lines, along with varying percentages of inventory, as defined. Interest is payable at the respective lender's base rate plus 1.5% (varying by country from 4.5% to 8.0% at January 2, 1999). The obligations are secured by a first priority lien on the respective European assets being financed. In addition, Converse has provided guarantees of these borrowings in certain of the European countries.

Credit facility

     Simultaneously with the issuance of the $80,000 principal amount of Convertible Subordinated Notes (the "Convertible Notes") in May 1997 (see below), the Company entered into a new $150,000 secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the indebtedness under the Company's then existing credit agreement (the "Old Credit Facility"). In July 1997, BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). In September 1998, the Credit Facility was amended to decrease the commitment from $150,000 to $120,000 in conjunction with the issuance of the Secured Notes (see below). The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. and Canadian accounts receivable and inventory (the "Borrowing Base"). The aggregate of letters of credit, foreign exchange contracts and banker acceptances may not exceed $80,000 at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

     The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $73,833 are classified as current due to the Company's lockbox arrangement (whereby payments by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement."

     As of January 2, 1999, the Borrowing Base was $80,440. Utilization under the Credit Facility at year end amounted to $76,097 consisting of revolving loans of $72,386, banker acceptances of $1,447 and outstanding letters of credit of $2,264. Accordingly, $4,343 of the maximum available Borrowing Base remained unutilized as of January 2, 1999.

     Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. The foregoing LIBOR margin is subject to reduction based upon the Company achieving certain interest coverage ratios specified in the Credit Facility. At January 2, 1999, revolving loans outstanding under the Credit Facility bore interest of 7.79% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. and Canadian assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. In September 1998, the Company's Credit Facility was amended to permit the issuance of the Secured Notes as discussed below. The amendment decreased the commitment under the Credit Facility from $150,000 to $120,000, increased the annual collateral management fee from $100 to $125 and changed a financial performance covenant contained therein. As of January 2, 1999, the Company was in compliance with its financial covenants and believes that it will remain in compliance during 1999.

     The Credit Facility provides for customary ongoing fees including an unused line fee of .50% per annum on the unutilized portion of the credit commitment and fees with respect to documentary or stand-by letters of credit varying from 1.25% to 2.25% per annum on the outstanding face amount of the respective credit. The Company is obligated to pay BTCC, as agent for the Credit Facility, an annual collateral management fee of $125.

     In May 1997, the Company paid a funding fee with respect to the Credit Facility of 2% of the total commitment, or $3,000, to BTCC. In September 1998, a fee of $150 was paid to the Banks with respect to the above-referenced amendment. The Company has capitalized these fees (adjusted for a write-off to extraordinary loss of $442 in the funding fee when the commitment was reduced from $150,000 to $120,000 in September 1998) and is amortizing these costs over the term of the Credit Facility. Accordingly, unamortized financing fees relating to the Credit Facility, recorded in other assets on the consolidated balance sheet of the Company, were $1,765 at January 2, 1999. Any unamortized costs relating to an amendment fee of $150 incurred in November 1997 and a waiver fee of $100 incurred in May 1998, originally capitalized, were written off to extraordinary loss in September 1998.

Senior secured notes

     In September 1998, the Company issued $28,643 aggregate principal amount of 15% Senior Secured Notes (the "Secured Notes") due September 16, 2000 (the "Initial Maturity Date"). Interest on the Secured Notes is payable quarterly in arrears. The Initial Maturity Date may be extended an additional 12 months at the Company's option upon written notification of its election to extend and payment of a fee equal to 3% of the then outstanding principal amount of the Secured Notes (the "First Extended Maturity Date"). The First Extended Maturity Date may be extended to May 21, 2002 at the Company's option upon written notification of its election to extend and payment of an additional fee equal to 3% of the then outstanding principal amount of the Secured Notes. The Secured Notes were issued in two series: Series A in the aggregate principal amount of $24,858 (the "Series A Secured Notes") and Series B in the aggregate principal amount of $3,785 (the "Series B Secured Notes"). The Secured Notes are redeemable at any time at face amount plus accrued interest. The Secured Notes require compliance with customary affirmative and negative covenants, including certain financial covenants, substantially the same as the requirements contained in the Credit Facility.

     Upon issuance of the Series A Secured Notes the Company received gross proceeds of $24,000 after discount from the face amount of $858. The Company is amortizing this discount over 24 months to the Initial Maturity Date. Accordingly, the unamortized note discount was $733 on January 2, 1999. In connection with the issuance of the Series A Secured Notes, the Company issued warrants to purchase 360,000 shares of the Company's common stock to the purchasers and paid funding fees to certain purchasers amounting to $350. The warrants were valued at $1.22 per share, vest immediately and expire on March 16, 2003. The total warrant valuation, $440, is considered additional bond discount and is being amortized over a 24 month period to the Initial Maturity Date. As of January 2, 1999, the unamortized warrant cost was $376. The Company paid a placement fee of 4% of the gross proceeds, or $960, with respect to the Series A Secured Notes. The Series A Secured Notes carry a second priority perfected lien on all real and personal, tangible and intangible assets of the Company.

     The Series B Secured Notes were issued in exchange for the surrender of $5,735 face amount of Convertible Notes (see below), which were subsequently cancelled by the Company. In connection with the issuance of the Series B Secured Notes, the Company paid a placement fee of 2% of the face amount, or $76. The Series B Secured Notes carry a third priority perfected lien on all real and personal, tangible and intangible assets of the Company.

     The Company has capitalized the fees and expenses associated with the issuance of the Secured Notes and is amortizing these costs over a 24 month period to the Initial Maturity Date. Accordingly, total unamortized financing fees and expenses relating to the Secured Notes, recorded in other assets on the consolidated balance sheet of the Company, were $1,419 at January 2, 1999.

Convertible subordinated notes

     On May 21, 1997, the Company completed the sale of $80,000 of Convertible Notes due June 1, 2004. As discussed above, in September 1998 the Company received, and subsequently cancelled, $5,735 of Convertible Notes in exchange for the issuance of the Series B Secured Notes. The Convertible Notes are subordinated to all existing and future Senior Indebtedness (as defined therein). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed into common stock of the Company, at the option of the holder, at a conversion price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000 at the redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1, commencing on December 1, 1997. The Company capitalized deferred note issuance costs of $3,673 in conjunction with the issuance of the Convertible Notes. These deferred costs are being amortized over the seven year life of the Convertible Notes. Unamortized bond issue fees of $151 with respect to the Convertible Notes exchanged in September 1998 were written off as an extraordinary loss in 1998. Accordingly, unamortized convertible note issuance costs, recorded as other assets on the consolidated balance sheet of the Company, were $2,685 at January 2, 1999.

Subordinated notes (Apex)

     On May 18, 1995, in conjunction with Converse's acquisition of 100% of the outstanding common stock of Apex (see Note 3), Converse issued subordinated notes in the face amount of $11,000, discounted at a rate of 12%, to $9,644. During Fiscal 1997 substantially all of these notes were returned to Converse in connection with the settlement of the Apex litigation. The Company had accrued $1,354 of interest expense related to these notes which was included as restricted cash on the December 28, 1996 balance sheet. In connection with the settlement of the subordinated notes, this interest expense was reversed in Fiscal 1997.

Total interest expense consisted of the following:

                                                         Fiscal Year Ended
                                       ----------------------------------------------------
                                       December 28, 1996  January 3, 1998   January 2, 1999
                                       -----------------  ---------------   ---------------
Interest on short-term debt, Credit
  Facility and Old Credit Facility.        $ 11,368            $  9,777         $  7,829
Interest on Convertible Notes .....              --               3,508            5,346
Interest on subordinated notes ....             880              (1,354)              --
Amortization of Convertible Notes
  issuance costs ..................              --                 320              668
Credit line fees ..................           1,518               1,819            1,380
Amortization of Old
  Credit Facility financing fees ..           1,767                 694               --
Old Credit Facility amendment
  and other fees ..................           2,243                 240               --
Amortization of Credit Facility
  financing fees ..................              --                 370              604
Amortization of Secured Notes
  issuance costs ..................              --                  --              421
Interest on Secured Notes .........              --                  --            1,277
                                           --------            --------         --------
                                           $ 17,776            $ 15,374         $ 17,525
                                           ========            ========         ========

9.   Extraordinary (Gain) Loss

     In May 1997, the Company entered into the Credit Facility and repaid the Old Credit Facility. In connection with the repayment of the Old Credit Facility, the Company wrote-off deferred financing fees of $1,320 in the second quarter of Fiscal 1997. This write-off is presented as an extraordinary loss of $744, net of income tax benefit of $576, on the statement of operations.

     During the third quarter of Fiscal 1998, the Company reported an extraordinary gain of $704, net of tax of $437. The extraordinary gain related to the issuance of Series B Secured Notes of $3,785 in exchange for the surrender of $5,735 face amount of Convertible Notes which were subsequently cancelled, net of financing fees of $809 which were written off.

10.  Income Taxes

     The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:

                                                      Fiscal Year Ended
                                  -------------------------------------------------------
                                  December 28, 1996    January 3, 1998    January 2, 1999
                                  -----------------    ---------------    ---------------
         Domestic.............        $(17,967)             $ 29,730          $ (4,040)
         Foreign..............          (4,602)              (20,881)          (15,907)
                                      --------              --------          --------
                                      $(22,569)             $  8,849          $(19,947)
                                      ========              ========          ========

     Income tax expense (benefit) related to continuing operations was comprised of the following:

                                                   Fiscal Year Ended
                                -----------------------------------------------------
                                December 28, 1996   January 3, 1998   January 2, 1999
                                -----------------   ---------------   ---------------
Current:
         Federal.............        $(3,617)            $     --        $    --
         State...............            299                  362            501
         Foreign.............          3,571                2,336          2,848
                                     -------              -------        -------
                                         253                2,698          3,349
                                     -------              -------        -------
Deferred:
         Federal.............         (3,906)               8,574            281
         State...............           (481)               1,882            (58)
                                     -------              -------        -------
                                      (4,387)              10,456            223
                                     -------              -------        -------
                                     $(4,134)             $13,154        $ 3,572
                                     =======              =======        =======

     The following table reconciles the differences between the Federal corporate statutory rate and Converse's effective income tax rate:

                                                                       Fiscal Year Ended
                                                    -----------------------------------------------------
                                                    December 28, 1996   January 3, 1998   January 2, 1999
                                                    -----------------   ---------------   ---------------
Federal corporate statutory tax rate (benefit) .           (35.0)%           35.0%            (35.0)%
State taxes (benefit), net of Federal tax effect            (2.9)            13.9              (0.9)
Foreign income taxes ...........................            10.1               --               8.5
Valuation allowance ............................            12.7            105.0              47.2
Other ..........................................            (3.2)            (5.3)             (1.9)
                                                       --------------   --------------     ------------
Effective income tax (benefit) rate ............           (18.3)%          148.6%             17.9%
                                                       ==============   ==============     ============

     Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of assets and liabilities for financial reporting purposes net of any valuation allowance. Converse's deferred tax assets and liabilities at January 3, 1998 and January 2, 1999, consisted of the following:

                                                                      January 3, 1998    January 2, 1999
                                                                      ---------------    ---------------
Deferred tax assets:
         Tax benefit of loss carryforwards.........................       $ 36,526           $ 53,236
         Fair value adjustments....................................          3,234              2,574
         Employee postretirement benefits other than pensions......          4,012                 --
         Expense accruals..........................................          1,539              2,132
         Receivable, inventory and other reserves..................          2,660              2,262
         Depreciation..............................................          1,604                714
                                                                          --------           --------
             Gross deferred tax assets.............................         49,575             60,918
Deferred tax liabilities:
         Employee pension plans....................................           (627)            (1,272)
         Other.....................................................         (4,739)            (5,527)
                                                                          --------           --------
             Net deferred tax assets before valuation allowance....         44,209             54,119
         Valuation allowance.......................................        (20,877)           (30,756)
                                                                          --------           --------
             Net deferred tax assets...............................       $ 23,332           $ 23,363
                                                                          ========           ========

     The net deferred tax assets are included in the consolidated balance sheet as follows:

                                               January 3, 1998  January 2, 1999
                                               ---------------  ---------------
Prepaid expenses and other current assets....      $ 2,063          $ 1,142
Other assets.................................       21,269           22,221
                                                   -------          -------
                                                   $23,332          $23,363
                                                   =======          =======



     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded against deferred tax assets for which there is a greater than fifty percent chance that the tax assets will not be realized. Although the period to use these deferred tax assets is 11 to 20 years for tax purposes, the accounting guidance requires that a shorter time frame be used to assess the probability of their realization. Converse believes its deferred tax assets will be realized; however, as a result of the uncertainty caused by the industry downturn which began in the second half of Fiscal 1997 and the related oversupply of inventory in the marketplace during the fourth quarter of Fiscal 1997, the Company increased its deferred tax valuation allowance by $9,292 to a total of $20,977 at January 3, 1998.

     During Fiscal 1998, the industry downturn continued. The Company assessed the realizability of its deferred tax assets each quarter. In assessing the realizability of the deferred tax assets, Converse has based its quarterly judgments on estimated future earnings and the adoption of various business and tax planning strategies. These tax planning strategies include the sale and conversion of unprofitable foreign operations and anticipated enhancement of the Company's financial structure. Converse continues to believe its deferred tax assets will be realized. However, given the accounting guidance referred to above and current industry conditions, the Company established additional valuation allowances totaling $9,879 representing approximately the tax benefit of the Fiscal 1998 quarterly losses.

     At January 2, 1999, Converse had operating loss carryforwards of $134,038. The loss carryforwards expire between the years 2009 and 2018.

11.  Employee Benefits

     Converse sponsors or contributes to retirement plans covering substantially all domestic employees. Converse has a defined benefit pension plan in addition to other retirement plans and benefits. The annual cost for the defined benefit plan is determined using the projected unit credit actuarial cost method which includes significant actuarial assumptions and estimates which are subject to change in the near term. Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits. In certain foreign countries, contributions are made to defined contribution plans as well as to government sponsored plans, as required in the respective jurisdictions. Liabilities and expenses related to these foreign employees are not material.

Defined benefit pension plan

     Converse has a non-contributory defined benefit pension plan covering substantially all salaried employees at its domestic operations. Retirement benefits generally are based on years of service and final average compensation with employees becoming vested upon completion of five years of service. The plan is funded by company contributions to trust funds which are held for the sole benefit of the employees. It is Converse's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. The assets of the plan are primarily comprised of equity securities and fixed income investments. In Fiscal 1998, the net periodic pension costs were subject to a $1,625 curtailment gain resulting from workforce reductions.

                                                       December 28, 1996    January 3, 1998   January 2, 1999
                                                       -----------------    ---------------   ---------------
Change in benefit obligation
   Benefit obligation at beginning of year ......          $ 44,738            $ 46,781            $ 58,553
   Service cost .................................             1,410               1,751               1,718
   Interest cost ................................             3,375               3,769               3,851
   Curtailment (gains) ..........................                --                  --              (1,625)
   Actuarial loss (gain) ........................              (371)              8,731                 440
   Benefits paid ................................            (2,371)             (2,479)             (2,640)
                                                           --------            --------            --------
   Benefit obligation at end of year ............          $ 46,781            $ 58,553            $ 60,297
                                                           ========            ========            ========

Change in plan assets
   Fair value of plan assets at beginning of year          $ 44,853            $ 51,122            $ 59,507
   Actual return on plan assets .................             6,365              10,458               8,863
   Employer contribution ........................             2,275                 406                  --
   Benefits paid ................................            (2,371)             (2,479)             (2,640)
                                                           --------            --------            --------
   Fair value of plan assets at end of year .....          $ 51,122            $ 59,507            $ 65,730
                                                           ========            ========            ========

Reconciliation of Funded Status
   Benefit obligation at end of year ............          $(46,781)           $(58,553)           $(60,297)
   Fair value of plan assets as end of year .....            51,122              59,507              65,730
                                                           --------            --------            --------
   Funded status at end of year .................             4,341                 954               5,433
   Unrecognized prior service cost ..............               (82)                (75)                (62)
   Unrecognized net actuarial loss (gain) .......            (2,166)                895              (1,889)
                                                           --------            --------            --------
   Prepaid benefit cost .........................          $  2,093            $  1,774            $  3,482
                                                           ========            ========            ========

Weighted Average Assumptions
   Discount rate ................................              7.50%               7.00%               6.75%
   Expected return on plan assets ...............              9.50%               9.50%               9.50%
   Rate of compensation increase ................              4.50%               4.50%               4.75%


Components of Net Periodic Benefit Cost
   Service cost .................................          $  1,410            $  1,751            $  1,718
   Interest cost ................................             3,375               3,769               3,851
   Expected return on plan assets ...............            (4,248)             (4,788)             (5,646)
   Amortization of prior service costs ..........                (7)                 (7)                 (6)
   Curtailment gains ............................                --                  --              (1,625)
                                                           --------            --------            --------
   Net periodic benefit cost ....................          $    530            $    725            $ (1,708)
                                                           ========            ========            ========


Defined benefit postretirement plan

     In addition to pension benefits, certain retired employees had previously been provided with specified health care and life insurance benefits. Employees who retired after a certain age with specified years of service were eligible for these benefits if they agreed to contribute a portion of the cost. At December 28, 1996 and January 3, 1998, the Company had an accrued postretirement benefit obligation of $10,231 and $10,422, respectively. Net periodic postretirement benefit cost totaled $221 and $215 for Fiscal 1996 and Fiscal 1997, respectively. Measurement of the Fiscal 1996 accumulated postretirement benefit obligation was based upon a weighted average discount rate of 7.50%, a 15.0% annual rate of increase in the cost of health care benefits and an assumed long-term rate of compensation increase of 4.5%. In Fiscal 1997, the accumulated postretirement benefit obligation was measured based upon a weighted average discount rate of 7.0%, a 9.0% annual rate of increase in the cost of health care benefits and an assumed long-term rate of compensation increase of 4.0%.

     In the second quarter of Fiscal 1998, the Company announced its intentions to cease the accrual of benefits to active employees under the plan. Unless the employees were eligible for and elected to retire by December 31, 1998, all vested benefits under the postretirement plan ceased to exist. As a result of this action, the defined benefits for future services of a significant number of plan participants were eliminated and the Company recognized a $3,284 curtailment gain.

     In the third quarter of Fiscal 1998, the Company notified retired employees that their medical and life benefits would terminate on January 1, 1999 and the employees would receive transition payments based on age and dependents. As a result, the Company settled its obligations under the postretirement plan and recorded a settlement gain of $5,990. The transition payments, totaling $587 will be made in three equal installments over a three-year period beginning January 5, 1999. The accrual for these future payments is included in accrued expenses on the consolidated balance sheet.

Other retirement plans and benefits

     Converse has a non-contributory defined contribution plan covering all hourly employees with at least one year of service at its domestic manufacturing and warehouse facilities. Contributions under this plan are fixed at $0.41 per hour of service with a maximum contribution based on 2,000 hours per employee. The defined contribution expense was $318, $625 and $975 for Fiscal 1996, 1997 and 1998, respectively.

     Converse also sponsors a savings plan. The total cost of this plan for Fiscal 1996, 1997 and 1998 was $329, $333 and $325, respectively.

12.  Stock Option Plans

Converse 1994 stock option plan

     The Board of Directors of Converse adopted the Converse Inc. 1994 Stock Option Plan (the "1994 Plan") as a means to encourage ownership of Converse common stock by key employees and enable Converse to attract and retain the services of outstanding employees in competition with other employers.

     The 1994 Plan authorizes grants to key employees, including executive officers of Converse and its subsidiaries, and to its consultants, of incentive and non-qualified options to purchase shares of common stock. In 1998, the 1994 Plan was amended by the Company's Board of Directors and Stockholders to permit the granting of restricted stock in addition to stock options. The plan administrator has discretion to grant non-qualified options at less than 100% of the fair market value per share of the common stock of Converse on the date of grant. Converse incentive stock options must be granted with an exercise price of not less than 100% of the fair market value per share of common stock of Converse on the date of grant. Option prices are payable in full and in cash, upon the exercise of a stock option, and the proceeds are added to the general funds of Converse. As of January 2, 1999, the number of shares of common stock which may be issued under the 1994 Plan is 3,300,000 subject to adjustment upon the occurrence of certain contingencies. The maximum number of shares with respect to which options or restricted stock may be granted to any individual during any calendar year and during the term of the 1994 Plan is 500,000 and 750,000, respectively. Options under the 1994 Plan generally expire nine years from the grant date.

     The 1994 Plan will terminate in October 2004, subject to the right of the Board of Directors to suspend or discontinue the 1994 Plan at any prior date and the rights of holders of options to exercise options after such date in accordance with the terms of such options.

     The following table summarizes stock option activity under the 1994 Plan:

                                                                                              Weighted Average
                                                         Number of           Exercise          Exercise Price
                                                          Options         Price per Share         Per Share
                                                          -------         ---------------         ---------
 Outstanding at December 30, 1995...................     1,124,000        $5.00 -  $23.00         $   7.71
 Granted............................................     1,221,000        $4.00 -  $23.00             7.17
 Canceled...........................................      (520,200)       $5.00 -  $23.00            11.71
 Exercised..........................................      (246,000)       $5.00 -   $7.00             5.57
                                                        -----------
 Outstanding at December 28, 1996...................     1,578,800        $4.00 -  $23.00             6.31
 Granted............................................       442,000       $10.94 -  $26.88            17.30
 Canceled...........................................      (127,250)       $5.27 -  $26.88             9.34
 Exercised..........................................      (104,800)       $4.00 -   $9.40             5.96
                                                        -----------
 Outstanding at January 3, 1998.....................     1,788,750        $4.00 -  $26.88             8.85
 Granted............................................       438,000        $4.75 -   $7.50             7.43
 Canceled...........................................      (468,400)       $5.265 - $26.875           14.51
 Exercised..........................................        (1,600)                 $7.00             7.00
                                                        -----------
 Outstanding at January 2, 1999.....................     1,756,750        $4.00 -  $26.875        $   6.99
                                                        ===========                               =========
 Exercisable at January 2, 1999.....................       675,350
                                                        ===========
 Restricted stock outstanding at January 2, 1999....       200,000
                                                        ===========
 Available for future grants........................       990,850
                                                        ===========

     The following table summarizes information about the 1994 Plan stock options outstanding at January 2, 1999:

                                        Options Outstanding                                 Options Exercisable
                         ----------------------------------------------------      ---------------------------------------
                                          Weighted Average
                           Number            Remaining                                   Number
   Range of              Outstanding at  Contractual Life    Weighted Average        Exercisable at     Weighted Average
Exercise Prices          January 2, 1999     (Years)          Exercise Price        January 2, 1999      Exercise Price
---------------          ---------------     -------          --------------        ---------------      --------------
$4.00-$6.00                 720,750              6                 5.18                  320,150              5.20
$6.125-$8.645               848,000              7                 7.06                  259,200              6.88
$9.00-$13.00                138,000              6                10.88                   76,000             10.82
$15.00-$21.00                35,000              7                19.13                   15,000             18.53
$23.00-$26.875               15,000              6                25.58                    5,000             24.55
                         -----------                                                    ---------
                          1,756,750                                                      675,350
                         ===========                                                    =========


     On September 5, 1996, Converse repriced certain stock options granted under the 1994 Plan. Options to purchase 105,000 shares of common stock at prices ranging from $5.00 to $23.00 per share were repriced to an exercise price of $6.375 per share, which represented the closing price of Converse's common stock on September 5, 1996. In connection with this repricing, options to purchase 45,000 shares of common stock were canceled. None of the repriced options had vested prior to the repricing date and they did not begin to vest until September 5, 1997. The above option activity table reflects all options at their amended price and vesting terms. On February 25, 1998, Converse repriced certain additional stock options granted under the 1994 Plan. Options to purchase 278,000 shares of common stock were repriced to an exercise price of $7.50 per share, which exceeded the closing price of Converse's common stock on February 25, 1998. The original vesting schedules and expiration dates associated with these stock options remained the same as the original grants. None of the foregoing stock option grants had vested prior to the repricing date.

Converse 1995 non-employee director plan

     On March 22, 1995, the Board of Directors of Converse adopted the 1995 Non-Employee Director Plan (the "1995 Plan") as a means of fostering and promoting the long-term financial success of Converse by attracting and retaining Non-Employee Directors of outstanding ability.

     Converse has reserved an aggregate of 45,000 shares for issuance under the 1995 Plan. Options to purchase 22,500 of these shares were granted during 1995 at the fair market value on the date of grant of $9.88. No grants have been made since this time. These stock options become exercisable in equal one-third increments on the anniversaries of the grant date beginning on March 22, 1996 and expire ten years from the date of grant. No such options were exercised since their grant and all options remain outstanding at January 3, 1998.

Restricted stock awards

     In 1998, the Company amended the 1994 Plan to permit the granting of restricted stock. All restricted stock grants are subject to restrictions as to continuous employment. The restricted stock vests 100% on the third anniversary of the grant date. As there is no exercise payment associated with the restricted stock awards, the cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the three year vesting period. In 1998, 200,000 shares of restricted stock were granted in 1998, resulting in $975 of unearned compensation, of which $217 was amortized in Fiscal 1998.

Employee stock purchase plan

     The Company adopted an Employee Stock Purchase Plan (the "ESPP") in 1998. The company reserved 500,000 shares of common stock for issuance under the ESPP. Eligible employees may invest up to $10 per year through payroll deductions. The purchase price of the shares is equal to 85% of the lower of the fair market value of the stock as of the first or last trading day of each purchase period. The first purchase period began on October 1, 1998 and runs through February 28, 1999. Thereafter, each purchase period will run for six months.
There were no shares issued under the ESPP during 1998.

Stock-based compensation

     The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's stock option plans. The Company has adopted the disclosure-only provisions Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost been determined based on the fair value at the grant dates for awards in 1996, 1997, and 1998 consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                         Fiscal Year Ended
                                            -----------------------------------------------------------------------
                                              December 28, 1996          January 3, 1998          January 2, 1999
                                              -----------------          ---------------          ---------------
Net loss - as reported...................        $(18,435)                  $(5,049)                $(22,815)
Net loss - pro forma.....................         (19,559)                   (7,041)                 (24,493)
Basic and diluted loss per share
  as reported............................           (1.10)                    (0.29)                   (1.32)
Basic and diluted loss per share
  pro forma..............................           (1.17)                    (0.41)                   (1.41)

     The fair value of options granted at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                        Fiscal Year Ended
                                 -----------------------------------------------------------
                                  December 28, 1996      January 3, 1998    January 2, 1999
                                  -----------------      ---------------    ---------------
Expected life (years)........              6.0                  6.0                6.0
Interest rate................              6.27%                6.18%              5.12%
Volatility...................             65.00%               67.00%             59.44%
Dividend yield...............                --                   --                 --


     The weighted average grant date fair value of options granted during Fiscal 1996, Fiscal 1997 and Fiscal 1998 was $3.37, $12.20 and $3.07, respectively.

     The pro forma net income and earnings per share amounts reflected above do not include a tax benefit for Fiscal 1996, 1997 or 1998 as a full valuation allowance would have been provided against any such benefit. The pro forma effect on net income for Fiscal 1996, Fiscal 1997 and Fiscal 1998 is not necessarily indicative of future amounts as it does not take into consideration pro forma compensation expense related to grants made prior to 1995 as SFAS 123 does not apply to awards prior to 1995.

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

     Rental expense under operating leases was as follows:

                                                       Fiscal Year Ended
                                    ------------------------------------------------------
                                     December 28, 1996  January 3, 1998   January 2, 1999
                                     -----------------  ---------------   ---------------
Minimum rentals.....................      $4,244             $4,713            $4,510
Contingent rentals..................         825              1,588             1,763
                                          ------             ------            ------
                                          $5,069             $6,301            $6,273
                                          ======             ======            ======

     Future minimum lease payments under operating leases are $4,870, $3,655, $2,823, $2,085 and $4,112 for 1999 through 2003 and thereafter, respectively.

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

     On November 17, 1994, Converse entered into a consulting agreement with Apollo Advisors, L.P., an affiliate of Apollo, pursuant to which Apollo Advisors, L.P. provides corporate advisory, financial and other consulting services to Converse. Fees under the agreement were initially payable at an annual rate of $500 plus out-of-pocket expenses. During Fiscal 1997, this agreement was amended to decrease the rate for the year ended January 3, 1998 from $500 to $375. The consulting agreement continues on a year-to-year basis unless terminated by the Converse Board of Directors.

16.  Other Financial Data

     Items charged to earnings during Fiscal 1996, 1997 and 1998 included the following:

                                                                Fiscal Year Ended
                                         -------------------------------------------------------
                                          December 28, 1996   January 3, 1998   January 2, 1999
                                          -----------------   ---------------   ---------------
     Advertising and promotion.........        $28,544            $34,887            $23,713
     Research and development..........         $6,503             $8,817             $7,659

17.  Business Segment Information

     Converse adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), during the fourth quarter of 1998. SFAS No 131 established standards for reporting information about business segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Converse operates in one industry segment; designing, manufacturing and marketing of athletic and leisure footwear, apparel and accessories. Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Converse's chief operating decision making group is the Company's Operating committee, which is comprised of the Chairman and the lead executives of each of the Company's business segments.

     The Company's business units have been aggregated into four reportable segments [United States; Europe, Middle East, Africa; Asia Pacific; and Americas (excluding Unites States)]. Each of these segments have separate management teams and infrastructures and offer different products and services. The lead executive for each business segment manages the profitability and cash flow of each respective segment's various product lines and businesses. Converse has a diversified customer base with one customer accounting for 12% of the Company's net sales in Fiscal 1996, 14% in Fiscal 1997 and 19% in Fiscal 1998.

     The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements except the disaggregated financial results for Converse's business segments have been prepared using a management approach, which is consistent with the basis and manner in which Converse management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates the performance of its business segments based on net sales, gross margin, royalty income, depreciation and amortization, interest expense, other operating costs, other (income) expense, pretax profit and total assets. The intersegment sales are accounted for based one established sales prices between the related companies and pertain primarily to sales from the United States to various foreign operations. For SFAS 131 disclosures, the Company has allocated interest expense to each segment based on its respective accounts receivable and inventory balances. Certain other operating costs have been allocated based on gross footwear sales. The $9,300 gain related to the termination of the post retirement medical benefit plan has been allocated fully to the United States.

     Summarized financial information concerning the Company's reportable business segments is shown in the following table. The information for Fiscal 1997 and 1996 has been restated from the prior year's presentation in order to conform to the Fiscal 1998 presentation.

                                                          Europe,                  Americas
                                                       Middle East,               (excluding
                                         United States    Africa    Asia Pacific United States)  Eliminations  Consolidated
                                         -------------    ------    ---------------------------  ------------  ------------
Fiscal 1998
Net sales to customer ................    $ 166,555     $  72,603     $  59,719     $   9,476     $      --     $ 308,353
Intersegment net sales ...............       47,344            --            --            --       (47,344)           --
Gross margin .........................       35,376        15,973        17,697         1,636            --        70,682
Royalty income .......................        3,069         1,820        12,846         2,440            --        20,175
Depreciation and amortization ........        1,337           117           192            71            --         1,717
Net interest expense .................       10,060         4,523         2,157           785            --        17,525
Other operating costs ................       41,412        29,956        16,439         4,769            --        92,576
Other (income) expense ...............         (678)          (93)         (241)           (2)           --        (1,014)
                                          ---------     ---------     ---------     ---------     ---------     ---------
Segment pretax profit (loss) .........    $ (13,686)    $ (16,710)    $  11,996     $  (1,547)    $      --     $ (19,947)
                                          =========     =========     =========     =========     =========     =========

Segment total assets .................      153,107        33,066         4,834         3,999            --       195,006
Segment long-lived assets ............       18,839         1,767           182            50            --        20,838
Segment capital expenditures .........        4,232           540            54            14            --         4,840

Fiscal 1997
Net sales to customer ................    $ 284,895     $  75,452     $  70,953     $  18,899     $      --     $ 450,199
Intersegment net sales ...............       44,890            --            --            --       (44,890)           --
Gross margin .........................       82,932        14,371        20,373         3,265            --       120,941
Royalty income .......................        3,809         3,060        13,331         2,369            --        22,569
Depreciation and amortization ........        1,271           112           160            86            --         1,629
Net interest expense .................       10,029         3,150         1,460           735            --        15,374
Other operating costs ................       70,945        34,085        15,551         6,581            --       127,162
Other (income) expense..Other inc./exp      (11,584)        2,645          (478)          (87)           --        (9,504)
                                          ---------     ---------     ---------     ---------     ---------     ---------
Segment pretax profit (loss) .........    $  16,080     $ (22,561)    $  17,011     $  (1,681)    $      --     $   8,849
                                          =========     =========     =========     =========     =========     =========

Segment total assets .................      192,923        32,973         4,390         4,408            --       234,694
Segment long-lived assets ............       18,838         1,125            65            58            --        20,086
Segment capital expenditures .........        5,501           558            11            42            --         6,112

Fiscal 1996
Net sales to customer ................    $ 194,060     $  92,207     $  43,695     $  19,373     $      --     $ 349,335
Intersegment net sales ...............       63,095            --            --            --       (63,095)           --
Gross margin .........................       48,733        21,830        12,324         3,350            --        86,237
Royalty income .......................        2,670         2,294        21,338         1,336            --        27,638
Depreciation and amortization ........        1,087           130           127            73            --         1,417
Net interest expense .................       11,595         3,643         1,687           851            --        17,776
Other operating costs ................       61,507        35,262        12,758         5,484            --       115,011
Other (income) expense..Other inc./exp        1,638         1,167          (484)          (81)           --         2,240
                                          ---------     ---------     ---------     ---------     ---------     ---------
Segment pretax profit (loss) .........    $ (24,424)    $ (16,078)    $  19,574     $  (1,641)    $      --     $ (22,569)
                                          =========     =========     =========     =========     =========     =========

Segment total assets .................    $ 177,767     $  32,305     $   8,495     $   4,036     $      --     $ 222,603
Segment long-lived assets ............       16,596         1,131            88            34            --        17,849
Segment capital expenditures .........        4,847           385            --            --            --         5,232

18.  Quarterly Financial Information (Unaudited)

     Following is a summary of unaudited quarterly information:

                                     First        Second         Third         Fourth
                                    Quarter       Quarter       Quarter       Quarter
                                    -------       -------       -------       -------
Year ended January 3, 1998:
Net sales ...................      $135,969      $103,324      $121,903      $ 89,003
Gross profit ................      $ 42,160      $ 30,885      $ 32,104      $ 15,792
Net earnings (loss) .........      $ 12,680      $      4      $    175      $(17,908)
                                   ========      ========      ========      ========
Net earnings (loss) per share      $   0.71      $   0.00      $   0.01      $  (1.03)
                                   ========      ========      ========      ========


                                     First        Second         Third         Fourth
                                    Quarter       Quarter       Quarter       Quarter
                                    -------       -------       -------       -------
Year ended January 2, 1999:
Net sales ...................      $ 95,240       $ 78,351       $ 78,286       $ 56,476
Gross profit ................      $ 27,815       $ 19,737       $ 16,044       $  7,086
Net earnings (loss) .........      $ (1,163)      $ (1,516)      $ (4,274)      $(15,862)
                                   ========       ========       ========       ========
Net earnings (loss) per share      $  (0.07)      $  (0.09)      $  (0.25)      $  (0.92)
                                   ========       ========       ========       ========

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                          (Dollar amounts in thousands)



                                                      Additions
                                                     (Reversals)
                                                      Charged to
                                         Beginning    Costs and    Deductions       Ending
               Description                Balance      Expenses    (Additions)     Balance
               -----------                -------      --------    -----------     -------
Year Ended December 28, 1996:
     Allowance for Doubtful Accounts...   $ 2,237      $   670       $   913       $ 1,994
     Inventory Reserve ................     7,216          306         1,951         5,571
     Deferred Tax Asset Valuation
     Allowance ........................     6,650        4,934            --        11,584

Year Ended January 3, 1998:
     Allowance for Doubtful Accounts...   $ 1,994      $ 1,074       $ 1,002       $ 2,066
     Inventory Reserve ................     5,571         (769)        1,840         2,962
     Deferred Tax Asset Valuation
     Allowance ........................    11,584        9,293            --        20,877

Year Ended January 2, 1999:
     Allowance for Doubtful Accounts...   $ 2,066      $ 1,073       $ 1,053       $ 2,086
     Inventory Reserve ................     2,962          410           327         3,045
     Deferred Tax Asset Valuation
     Allowance ........................    20,877        9,406          (473)       30,756