Form 10-Q
period 1999-04-03
CONVERSE INC
filed 1999-05-18
CIK 716934

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                 For the quarterly period ended April 3, 1999

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


   As of April 3, 1999, 17,345,728 shares of common stock were outstanding.

                               TABLE OF CONTENTS

                                                                       PAGE
PART I:   FINANCIAL INFORMATION

          Item   1.  Consolidated Financial Statements

                     A.  Consolidated Balance Sheet                      1
                     B.  Consolidated Statement of Operations            2
                     C.  Consolidated Statement of Cash Flows            3
                     D.  Notes to Consolidated Financial Statements      4

          Item   2.  Management's Discussion and Analysis of             9
                     Financial Condition and Results of Operations

PART II:  OTHER INFORMATION

          Item   1.  Legal Proceedings                                   15
          Item   2.  Changes in Securities                               15
          Item   3.  Defaults Upon Senior Securities                     15
          Item   4.  Submission of Matters to a Vote of
                     Security Holders                                    15
          Item   5.  Other Information                                   15
          Item   6.  Exhibits and Reports on Form 8-K                    15

          SIGNATURE                                                      16

                       PART I  -  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        CONVERSE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                            January 2, 1999    April 3, 1999
                                                            ----------------  -----------------
Assets
Current assets:
  Cash and cash equivalents..............................        $  3,274           $  2,565
  Receivables, less allowances of $2,086 and $1,846,
   respectively..........................................          57,826             62,986
  Inventories (Note 3)...................................          71,292             70,243
  Prepaid expense and other current assets...............           8,962              7,458
                                                                 --------           --------
     Total current assets................................         141,354            143,252
Net property, plant and equipment........................          20,838             20,327
Other assets.............................................          32,814             32,287
                                                                 --------           --------
                                                                 $195,006           $195,866
                                                                 ========           ========

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
  Short-term debt........................................        $  9,557           $ 14,586
  Credit facility (Note 4)...............................          73,833             74,310
  Accounts payable.......................................          37,184             34,651
  Accrued expenses.......................................          10,861             12,655
  Income taxes payable...................................           2,861              2,940
                                                                 --------           --------
     Total current liabilities...........................         134,296            139,142
Long-term debt (Note 4)..................................         101,799            101,961
Current assets in excess of reorganization value.........          28,221             27,702

Stockholders' equity (deficiency):
    Common stock, $1.00 stated value, 50,000,000 shares
     authorized, 17,319,556 and 17,345,728 shares issued
     and outstanding at January 2, 1999 and April 3,
     1999, respectively..................................          17,320             17,346
  Preferred stock, no par value, 10,000,000
     shares authorized none issued and outstanding.......              --                 --
  Additional paid-in capital.............................           3,695              4,664
  Unearned compensation..................................            (758)            (1,598)
  Retained earnings (deficit)............................         (88,129)           (91,368)
  Accumulated other comprehensive income.................          (1,438)            (1,983)
                                                                 --------           --------
     Total stockholders' equity (deficiency).............         (69,310)           (72,939)
                                                                 $195,006           $195,866
                                                                 ========           ========

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                         ------------------------------
                                                                         April 4, 1998   April 3, 1999
                                                                         --------------  --------------

Net sales..............................................................        $95,240         $70,079
Cost of sales..........................................................         67,425          51,338
                                                                               -------         -------
Gross profit...........................................................         27,815          18,741
Selling, general and administrative expenses...........................         29,716          21,651
Royalty income.........................................................          5,028           4,842
                                                                               -------         -------
Earnings from operations...............................................          3,127           1,932
Interest expense, net..................................................          4,193           5,030
Other (income) expense, net............................................           (132)           (787)
                                                                               -------         -------
Loss before income tax.................................................           (934)         (2,311)
Income tax expense.....................................................            229             928
                                                                               -------         -------
Net loss...............................................................        $(1,163)        $(3,239)
                                                                               =======         =======
Net basic and diluted loss per share (Note 2)..........................        $ (0.07)        $ (0.19)
                                                                               =======         =======
Weighted average number of common shares outstanding (Note 2)..........         17,319          17,329
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

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)





                                                                                 Three Months Ended
                                                                           ------------------------------
                                                                           April 4, 1998   April 3, 1999
                                                                           --------------  --------------
Cash flows from operating activities:
 Net loss................................................................        $(1,163)        $(3,239)
 Adjustments to reconcile net loss to net cash required for
  operating activities:
    Depreciation of property, plant and equipment........................            916           1,089
    Amortization of intangible assets....................................            117              50
    Amortization of current assets in excess of reorganization
     value...............................................................           (520)           (519)
    Amortization of note discount/warrants...............................             --             162
    Amortization of deferred compensation................................             --              82
    Deferred tax benefit.................................................            305             123
 Changes in assets and liabilities:
    Receivables..........................................................         (9,527)         (5,160)
    Inventories..........................................................         11,955           1,049
    Prepaid expenses and other current assets............................           (263)          1,483
    Accounts payable and accrued expenses................................         (6,105)           (739)
    Income taxes payable.................................................           (478)             79
    Other long-term assets and liabilities...............................             74            (170)
                                                                                 -------         -------
      Net cash required for operating activities.........................         (4,689)         (5,710)
                                                                                 -------         -------

Cash flows from investing activities:
 Additions to property, plant and equipment..............................           (681)           (578)
                                                                                 -------         -------
      Net cash used by investing activities..............................           (681)           (578)
                                                                                 -------         -------

Cash flows from financing activities:
 Net proceeds from exercise of stock options.............................             11              --
 Net proceeds from sale of common stock (Note 6).........................             --              73
 Net proceeds from short-term debt.......................................          8,146           5,029
 Net proceeds from (payment of) credit facility..........................         (4,350)            477
                                                                                 -------         -------
      Net cash provided by financing activities..........................          3,807           5,579
Net decrease in cash and cash equivalents................................         (1,563)           (709)
Cash and cash equivalents at beginning of period.........................          5,738           3,274
                                                                                 -------         -------
Cash and cash equivalents at end of period...............................        $ 4,175         $ 2,565
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

                        CONVERSE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


1.  Summary of Significant Accounting Policies

Basis of presentation:

    In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 2, 1999. The Company's consolidated results of operations for the three months ended April 3, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.


2.  Net Earnings (Loss) per Common Share

    Net earnings (loss) per common share is computed based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding for the applicable period.

3.    Inventories

  Inventories are summarized as follows:

                                       January 2, 1999  April 3, 1999
                                       ---------------  -------------

   Retail merchandise.................         $ 4,535        $ 4,781
   Finished products..................          57,365         56,647
   Work in process....................           5,009          5,206
   Raw materials......................           4,383          3,609
                                               -------        -------
                                               $71,292        $70,243
                                               =======        =======


4.  Debt

    As more fully described in Note 8 to the Consolidated Financial Statements for the year ended January 2, 1999 included within the Company's annual report on Form 10-K, in May 1997 the Company issued $80,000 of 7% Convertible Subordinated Notes due June 1, 2004 (the "Convertible Notes"). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed into common stock of the Company, at the option of the holder, at a price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000 at redemption prices set forth therein plus accrued interest to the date of redemption.

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

    The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $74,310 are classified as current due to the Company's lockbox arrangement (whereby payments made by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

    In September 1998, the Company's Credit Facility was amended to permit the issuance of the Secured Notes as discussed below. The amendment decreases the commitment under the Credit Facility from $150,000 to $120,000 and changes a financial performance covenant.

    As of April 3, 1999 the Company's borrowing base was $80,511. Utilization under the Credit Facility amounted to $75,204 consisting of revolving loans of $71,753, banker acceptances of $2,557 and outstanding letters of credit of $894. Accordingly, $5,307 of the maximum available borrowing base remained unutilized as of April 3, 1999.

    Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. The foregoing LIBOR margin is subject to reduction based upon the Company achieving certain interest coverage ratios specified in the Credit Facility. At April 3, 1999, revolving loans outstanding under the Credit Facility bore interest of 7.61% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate, as defined. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. and Canadian assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. At April 3, 1999, the Company was in compliance with all covenants contained in the Credit Facility, as amended.

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

    Upon issuance of the Series A Secured Notes, the Company received gross proceeds of $24,000 after discount from the face amount. In connection with the issuance of the Series A Secured Notes, the Company issued warrants to purchase 360,000 shares of the Company's common stock to the purchasers and paid funding fees to certain purchasers amounting to $350. The warrants were valued at $1.22 per share, vest immediately and expire on March 16, 2003. The Company paid a placement fee of 4% of the gross proceeds, or $960, with respect to the Series A Secured Notes. The Series A Secured Notes carry a second priority perfected lien on all real and personal, tangible and intangible assets of the Company.

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

    Subsidiaries of the Company maintain asset-based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. As of April 3, 1999, total short-term borrowings outstanding under these financing arrangements totaled $14,586. These obligations are secured by first priority liens on the respective foreign assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

5.  Comprehensive Income

    For the three months ended April 4, 1998 and April 3, 1999, comprehensive income items included in stockholders' equity consisted of cumulative translation adjustments of $(288) and $(545), respectively. Total comprehensive income (loss) for the first quarter of 1998 was $(1,451) compared to comprehensive income (loss) of $(3,784) for the first quarter of 1999.

6.  Stock Option Plans

    In February 1999, 250,000 shares of restricted stock were granted to certain employees, resulting in $922 of unearned compensation. All restricted stock grants are subject to restrictions as to continuous employment. The restricted stock vests 100% on the third anniversary of the grant date. As there is no exercise payment associated with the restricted stock awards, the cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the three year vesting period.

    In February 1999, 26,172 shares of common stock were issued under the Company's Employee Stock Purchase Plan. Proceeds of $73 were recorded in conjunction with this purchase.

7.  Commitments and Contingencies

    Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes that the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

8.  Recently Issued Accounting Standards

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal years beginning after June 15, 1999 (January 2, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

9.  Subsequent Events

    On April 9, 1999, Converse entered into a long-term agreement with a third party company for the exclusive distribution and license rights in Canada for Converse footwear, apparel, hats and bags. This new licensee agreement will have the impact of reducing the Company's global backlog and will lower future net sales and expenses while increasing royalty income. The agreement also provides for the sale of all of Converse's Canadian assets and operations to this new third party distributor.

10. Business Segment Information

    As more fully described in Note 17 to the Consolidated Financial Statements for the year ended January 2, 1999 included within the Company's annual report on Form 10-K, the Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Summarized financial information concerning the Company's reportable business segments is shown in the following table:

                                                    Europe,                       Americas
                                                  Middle East,                   (excluding
                                  United States      Africa     Asia Pacific   United States)    Eliminations   Consolidated
                                  --------------  ------------  ------------   -------------     -------------  -------------
Three months ending April 3, 1999:
Net sales to customer..............    $ 35,096        $22,016       $ 9,797            $3,170       $     --       $ 70,079
Intersegment net sales.............       8,699             --            --                --         (8,699)            --
Segment pretax profit (loss).......      (4,237)         1,332         1,336              (742)            --         (2,311)

Segment total assets at
 April 3, 1999.....................     145,196         40,863         2,990             6,817             --        195,866

Three months ending April 4, 1998:
Net sales to customer.............     $ 53,616        $25,582       $11,213            $2,829       $     --       $ 95,240
Intersegment net sales............       16,688             --            --                --        (16,688)            --
Segment pretax profit (loss)......       (6,491)         1,317         4,730              (490)            --           (934)

Segment total assets at
 January 2, 1999...................     153,107         33,066         4,834             3,999             --        195,006

Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended April 4, 1998 ("First Quarter 1998") and for the three months ended April 3, 1999 ("First Quarter 1999").

                                                                Three Months Ended
                                                  ----------------------------------------------
                                                      April 4, 1998 %          April 3, 1999 %
                                                  ----------------------   ---------------------
Net sales.......................................        $95,240   100.0         $70,079   100.0
Gross profit....................................         27,815    29.2          18,741    26.7
Selling, general and administrative
  expenses......................................         29,716    31.2          21,651    30.9
Royalty income..................................          5,028     5.3           4,842     6.9
Earnings from operations........................          3,127     3.3           1,932     2.8
Other (income) expense..........................           (132)   (0.1)           (787)   (1.1)
Interest expense, net...........................          4,193     4.4           5,030     7.2
Net loss........................................         (1,163)   (1.2)         (3,239)   (4.6)
Net basic and diluted loss
  per share.....................................         $(0.07)     --          $(0.19)     --

Net Sales

    Net sales for First Quarter 1999 decreased to $70.1 million from $95.2 million for First Quarter 1998, a 26.4% decrease. The $25.1 million reduction in net sales was attributable to decreases of 13.2%, 39.8%, 42.4% and 55.7% for First Quarter 1999 in the categories of athletic originals, basketball, children's and cross training, respectively, as compared to First Quarter 1998. The reduction in net sales was partially offset by a $1.9 million increase in the Company's action sports category, which was introduced in 1998.

    Net sales in the United States decreased 34.5% to $35.1 million in First Quarter 1999 from $53.6 million in First Quarter 1998. Net sales decreased 15.9% internationally to $35.0 million for First Quarter 1999 from $41.6 million for First Quarter 1998. First Quarter 1999 net sales decreased 12.6% and 20.2% in the Asia Pacific and Europe, Middle East and Africa ("EMEA") regions, respectively. First Quarter 1999 Latin America region sales increased to $1.3 million from $0.8 million for First Quarter 1998, or 62.5%.

    Over the past two years, the athletic footwear market has suffered a downturn following an over expansion of retail capacity in the industry, an oversupply of product in the market and a shift in fashion trends away from athletic footwear and apparel. The effect of the industry downturn is most evident by the decreases realized in the Company's basketball and cross training categories, as well as the children's category which, in large part, is comprised of "takedowns" from these categories. Coupled with the economic downturn in Asia, these factors led to order cancellations, which resulted in excess inventory and put pressure on margins and earnings.

    Also contributing to the sales decline internationally was the conversion of two wholly-owned operating units in Spain and Portugal to new licensee agreements which lowered net sales to be offset by increased royalty income.

Gross Profit

    Gross profit decreased to $18.7 million for First Quarter 1999 from $27.8 million for First Quarter 1998, a 32.7% reduction. The weak athletic market and related volume decreases accounted for the majority of the gross profit reduction over the period. The Company's gross profit margin fell to 26.7% of net sales for First Quarter 1999 compared to 29.2% of net sales for First Quarter 1998. The decline was caused by continued heavy promotional activity and price reductions to control inventory levels as well as reduced demand for the Company's performance categories due to the change in consumer preference away from branded athletic footwear.

Selling, General and Administrative Expense

    Selling, general and administrative expenses decreased 26.9% to $21.7 million for First Quarter 1999 from $29.7 million for First Quarter 1998. The decrease in selling, general and administrative expenses of $8.0 million was primarily attributable to the Company's aggressive efforts to reduce operating expenses to address the effect of the industry downturn. As a percentage of net sales, selling, general and administrative expenses decreased to 30.9% for First Quarter 1999 from 31.2% for First Quarter 1998.

Royalty Income

    Royalty income decreased by 4.0% to $4.8 million for First Quarter 1999 from $5.0 million for First Quarter 1998. The reduction was primarily attributable to a decrease of 38.1% in the Latin America region. This decline was partially offset by a 2.0% improvement in the Pacific region. As a percentage of net sales, royalty income was 6.9% for First Quarter 1999 compared to 5.3% for First Quarter 1998.

Earnings from Operations

    Primarily as a result of the factors described above, the Company recorded earnings form operations of $1.9 million for First Quarter 1999 compared to $3.1 million for First Quarter 1998, a 38.7% decline. As a percentage of net sales, earnings from operations were 2.8% and 3.3% for First Quarter 1999 and First Quarter 1998, respectively.

Other (Income) Expense

    First Quarter 1999 other income of $0.8 million was primarily related to foreign exchange gains associated with the foreign currency exchange contracts and currency options the Company had entered into as part of its hedging strategy to reduce exposure to foreign currency fluctuations.

Interest Expense

    Interest expense for First Quarter 1999 increased to $5.0 million from $4.2 million for First Quarter 1998, a 19.0% increase. The increase reflects higher borrowing costs related to the Senior Secured Notes issued in September 1998.

Net Loss

    Primarily as a result of the factors discussed above, the Company recorded a net loss for First Quarter 1999 of $3.2 million compared to a net loss of $1.2 million in First Quarter 1998. The net loss for First Quarter 1999 and First Quarter 1998 included non-operating charges to increase the deferred tax valuation reserve of $1.8 million and $0.5 million, respectively. Excluding these non-operating charges, the net loss for First Quarter 1999 was $1.4 million compared to $0.7 million for First Quarter 1998.

Loss Per Share

    Basic and diluted loss for First Quarter 1999 was $0.19 per share as compared to basic and diluted loss of $0.07 per share for First Quarter 1998. The loss for First Quarter 1999 and First Quarter 1998 included the non-operating charges discussed above of $0.11 per share and $0.03 per share, respectively. Excluding these non-operating charges, the net loss for First Quarter 1999 was $0.08 per share compared to $0.04 per share for First Quarter 1998.

Liquidity and Capital Resources

    As of April 3, 1999 the Company's working capital (net of cash) position decreased to $1.5 million from $3.8 million at January 2, 1999. Accounts receivable increased $5.2 million as a result of shipments in First Quarter 1999 exceeding those in the previous quarter. This increase and a $2.5 million reduction in accounts payable was financed by a $1.1 million reduction in inventories, a $1.5 million reduction in prepaid expenses and other current assets as well as increases of $0.1 million and $1.8 million in income taxes
payable and accrued expenses, respectively.   The remainder of the needed
financing was achieved through seasonal borrowing increases of $5.5 million.

    Total borrowings under the Company's Credit Facility and asset based financing arrangements increased to $88.9 million at April 3, 1999 from $83.4 million at January 2, 1999, reflecting the working capital changes discussed above (see Note 4 of Notes to Condensed Consolidated Financial Statements contained herein).

    For First Quarter 1999 and First Quarter 1998, net cash required for operating activities was $5.7 million and $4.7 million, respectively. During these periods cash was primarily used to fund the Company's working capital requirements. Net cash used by investing activities was $0.6 million and $0.7 million for First Quarter 1999 and First Quarter 1998, respectively. Cash invested was for additions to property, plant and equipment. Net cash provided by financing activities was $5.5 million and $3.8 million for First Quarter 1999 and First Quarter 1998, respectively. Cash provided by financing activities consisted almost entirely of net proceeds from the Company's seasonal borrowing.

Backlog

    At the end of First Quarter 1999, the Company's global order backlog was $92.7 million, compared to $127.1 million at the end of First Quarter 1998, a decrease of 27.1%. The Company's four major categories of basketball, children's, cross training and athletic originals recorded declines of 10.3%, 22.9%, 33.8% and 32.4%, respectively. The United States order backlog decreased 22.8% while the international backlog decreased 31.8%. The amount of backlog at any particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacture and shipment of the Company's products. In addition, the backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by the Company owned retail stores may vary from year to year. Also, the Company has recently converted two of its wholly-owned operating units to new licensee agreements, which had the impact of reducing the Company's global backlog and will lower future net sales while increasing royalty income. Accordingly a comparison of backlog as of two different dates is not necessarily meaningful.

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

    The Company's Year 2000 Project

    Converse began working on Year 2000 compliance issues in 1996 when it established a Company-wide Year 2000 project team (the "Year 2000 Project Team") to identify all potential non-compliant software, hardware and embedded chip technology and determine to what extent modification or replacement was necessary to mitigate the Year 2000 Problem. The first task of the Year 2000 Project Team was to conduct an assessment of all internal hardware, software and embedded chip technology to determine Year 2000 compliance and to assess the risks associated with non-compliance by the Company's vendors, suppliers and customers. The Year 2000 Project Team divided the action steps necessary to minimize any Year 2000 non-compliance into two distinct categories: internal compliance of software, hardware and embedded chip technology, and external non-compliance by the Company's vendors, suppliers and customers.

    Internal Year 2000 Compliance.  The Company began the process of executing
    -----------------------------
the necessary code changes and upgrading existing systems in 1996. As a result, most of the Company's software, hardware and embedded chip technology are already Year 2000 compliant. The Year 2000 Project Team developed an ongoing program designed to bring the remaining software, hardware and embedded chip technology at all of its domestic and international locations into Year 2000 compliance in time to minimize any significant detrimental affects on the Company's business and operations. In many cases these upgrades were already planned as part of ongoing business process improvements.

    Currently, the Company has completed approximately 95% of the work believed to be required to bring all internal systems into compliance. Converse's current target is to complete all remaining work by the end of the third quarter of 1999.

    External Year 2000 Compliance.  The Year 2000 Project Team reviewed all
    -----------------------------
material relationships between Converse and each of its vendors and suppliers and determined which ones were critical to Converse's business and operations. The Company addressed each category as follows:

       "Critical" Suppliers.  Converse deemed 165 of its vendors and suppliers
        -------------------
     to be "critical" to the Company's business and operations. Converse has sent each of its critical suppliers a detailed Year 2000 readiness questionnaire and checklist, followed in some cases by formal communication and/or site visits. Response rate to date is 97%, with 93% of the respondents indicating all systems have been or will be verified Year 2000 compliant. For those critical suppliers that do not respond or that do not have adequate compliance plans, Converse is developing contingency plans that assume an estimated level of noncompliance. These plans will likely consist of early purchase of materials, components, work-in-process or finished goods. Even so, these contingency plans are subject to much uncertainty and may not be sufficient to mitigate any business
     interruption.   Thus, some material adverse impact to Converse may result
     from one or more third parties regardless of Converse's defensive contingency plans.

       "Non-Critical" Suppliers.  The Company sent letters to 2,193 suppliers
        -----------------------
     and vendors deemed to be "non-critical" advising them of the Year 2000 Problem and requesting that they address compliance. Non-compliance by such suppliers would not have a material adverse affect on the Company.

    Costs Associated with Year 2000 Compliance.
                                            -
    Through the first quarter of 1999 the Company spent approximately $2.1 million on incremental costs associated with the Year 2000 Problem. These costs consisted of new hardware and software as well as the cost of contracted programmers and the salaries and fringe benefits of employees dedicated to addressing the Year 2000 Problem. These costs have been funded through operating cash flows. Approximately $0.8 million of this amount relates to hardware and software which the Company has capitalized and the remainder has been expensed as incurred. The Company estimates that an additional $0.4 million will be incurred during the remainder of 1999 to complete this process. These additional expenditures will be comprised of some additional new hardware and software, as well as the cost of contracted programmers and the salaries and benefits of employees dedicated to addressing the Year 2000 Problem. These estimates are based on currently available information and may change in the event of unforeseen future developments.

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

Forward-looking statements

    Any statements set forth above which are not historical facts, including the statements concerning the outlook for sales, earnings and anticipated cost savings, and the product and industry developments for 1999 and 2000 are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the Company, the competitive pricing environment and inventory levels within the footwear and apparel industries, consumer demand for athletic footwear, market acceptance of the Company's products, the strength of the U.S. dollar and the success of planned advertising, marketing and promotional campaigns and other risks identified in documents filed by the Company with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         There have been no material changes from the information previously reported under Item 3 of the Company's annual report on Form 10-K for the fiscal year ended January 2, 1999.

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

Item 5.  Other Information.

              Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.  The following exhibits are contained in this report:

              10 Amendment No. 1 to Employment Agreement between Converse and Glenn N. Rupp.

              27   Financial Data Statement


         (b)  Reports on Form 8-K.

              There were no reports on Form 8-K filed during the quarter ended April 3, 1999.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 17, 1999                     Converse Inc.

                                         By:  /s/ Donald J. Camacho
                                              --------------------------
                                              Donald J. Camacho
                                              Senior Vice President and
                                              Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                    Description
-----------                    -----------

10 Amendment No. 1 to Employment Agreement between Converse and Glenn N. Rupp.

27                Financial Data Statement