Form 10-Q
period 1999-07-03
CONVERSE INC
filed 1999-08-17
CIK 716934

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the quarterly period ended July 3, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.


                        Yes  [X]              No   [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


    As of July 3, 1999, 17,437,140 shares of common stock were outstanding.

                               TABLE OF CONTENTS

                                                                          PAGE
PART I:    FINANCIAL INFORMATION

           Item 1.     Consolidated Financial Statements

                       A.     Consolidated Balance Sheet                     1
                       B.     Consolidated Statement of Operations           2
                       C.     Consolidated Statement of Cash Flows           3
                       D.     Notes to Consolidated Financial Statements     4

           Item 2.     Management's Discussion and Analysis of              10
                       Financial Condition and Results of Operations

           Item 3.     Quantitative and Qualitative Disclosures About
                       Market Risk                                          19

PART II:   OTHER INFORMATION

           Item 1.     Legal Proceedings                                    20
           Item 2.     Changes in Securities                                20
           Item 3.     Defaults Upon Senior Securities                      20
           Item 4      Submission of Matters to a Vote of
                       Security Holders                                     20
           Item 5.     Other Information                                    21
           Item 6.     Exhibits and Reports on Form 8-K                     22


           SIGNATURE                                                        23

                       PART I  -  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                        CONVERSE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                (Dollars in thousands, except per share amounts)






                                                                                      (Unaudited)
                                                                  January 2, 1999    July 3, 1999
                                                                  ---------------    ------------
Assets
Current assets:
     Cash and cash equivalents...............................       $   3,274          $    2,317
     Receivables, less allowances of $2,086 and $1,801,
       respectively..........................................          57,826              55,569
     Inventories (Note 3)....................................          71,292              77,723
     Prepaid expenses and other current assets...............           8,962               6,591
                                                                   ----------        ------------
          Total current assets...............................         141,354             142,200
Net property, plant and equipment............................          20,838              19,885
Other assets.................................................          32,814              31,940
                                                                   ----------        ------------
                                                                    $ 195,006          $  194,025
                                                                   ==========        ============

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
     Short-term debt.........................................       $   9,557          $    9,010
     Credit facility (Note 4)................................          73,833              85,096
     Accounts payable........................................          37,184              37,206
     Accrued expenses........................................          10,861               8,745
     Income taxes payable....................................           2,861               3,354
                                                                   ----------        ------------
          Total current liabilities..........................         134,296             143,411
Long-term debt (Note 4)......................................         101,799             102,191
Current assets in excess of reorganization value.............          28,221              27,183

Stockholders' equity (deficiency):
     Common stock, $1.00 stated value, 50,000,000 shares
       authorized, 17,319,556 and 17,437,140 shares issued
       and outstanding at outstanding at January 2, 1999
       and July 3, 1999, respectively........................          17,320              17,437
     Preferred stock, no par value, 10,000,000 shares
       authorized none issued and outstanding................              --                  --
     Additional paid-in capital..............................           3,695               4,748
     Unearned compensation...................................            (758)             (1,450)
     Retained deficit........................................         (88,129)            (96,948)
     Accumulated other comprehensive income..................          (1,438)             (2,547)
                                                                   ----------        ------------
          Total stockholders' equity (deficiency)............         (69,310)            (78,760)
                                                                   ----------        ------------
                                                                    $ 195,006          $  194,025
                                                                   ==========        ============

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                 Three Months Ended            Six Months Ended
                                                            ---------------------------   ---------------------------
                                                            July 4, 1998   July 3, 1999   July 4, 1998   July 3, 1999
                                                            ------------   ------------   ------------   ------------
Net sales..............................................      $    78,351        $57,140       $173,591       $127,219
Cost of sales..........................................           58,614         42,088        126,039         93,426
                                                            ------------     ----------     ----------     ----------
Gross profit...........................................           19,737         15,052         47,552         33,793
Selling, general and administrative expenses...........           21,964         18,714         51,680         40,365
Royalty income.........................................            4,459          4,940          9,487          9,782
Loss on sale of foreign subsidiaries...................              ---            543            ---            543
                                                            ------------     ----------     ----------     ----------
Earnings from operations...............................            2,232            735          5,359          2,667
Interest expense, net..................................            4,213          5,280          8,661         10,515
Other (income) expense, net............................             (764)            97         (1,151)          (895)
                                                            ------------     ----------     ----------     ----------
Loss before income tax.................................           (1,217)        (4,642)        (2,151)        (6,953)
Income tax expense.....................................              299            938            528          1,866
                                                            ------------     ----------     ----------     ----------
Net loss...............................................      $    (1,516)       $(5,580)      $ (2,679)      $ (8,819)
                                                            ============     ==========     ==========     ==========

Net basic and diluted loss per share (Note 2)..........      $     (0.09)       $ (0.32)      $  (0.15)      $  (0.51)
                                                            ============     ==========     ==========     ==========
Weighted average number of common shares
outstanding (Note 2)...................................           17,320         17,396         17,319         17,363
                                                            ============     ==========     ==========     ==========

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                 -------------------------------
                                                                                 July 4, 1998       July 3, 1999
                                                                                 ------------       ------------
Cash flows from operating activities:
  Net earnings (loss).....................................................       $     (2,679)      $     (8,819)
  Adjustments to reconcile net loss to net cash (required for) provided by operating activities:
       Depreciation of property, plant and equipment......................              1,834              2,164
       Amortization of intangible assets..................................                234                100
       Amortization of current assets in excess of reorganization
         value............................................................             (1,039)            (1,038)
       Amortization of note discount/warrants.............................                ---                318
       Amortization of deferred compensation..............................                 54                211
       Gain on sale of property, plant and equipment......................             (1,037)               ---
       Deferred income taxes..............................................                ---                224
  Changes in assets and liabilities:
       Receivables........................................................                639              2,257
       Inventories........................................................              4,164             (6,431)
       Prepaid expenses and other current assets..........................              1,240              2,350
       Accounts payable and accrued expenses..............................                728             (2,094)
       Income taxes payable...............................................               (478)               493
       Other long-term assets and liabilities.............................             (1,789)              (538)
                                                                                 ------------       ------------
          Net cash (required for) provided by operating activities........              1,871            (10,803)
                                                                                 ------------       ------------

Cash flows from investing activities:
  Additions to property, plant and equipment..............................             (1,520)            (1,211)
  Proceeds from sale of property, plant and equipment.....................              1,169                ---
                                                                                 ------------       ------------
          Net cash used by investing activities...........................               (351)            (1,211)
                                                                                 ------------       ------------

Cash flows from financing activities:
  Net proceeds from exercise of stock options.............................                 11                ---
  Net proceeds from exercise of warrants..................................                ---                268
  Net proceeds from employee stock purchase plan..........................                ---                 73
  Net proceeds from (payment of) short-term debt..........................             (1,685)              (547)
  Net proceeds from (payment of) credit facility..........................             (2,915)            11,263
                                                                                 ------------       ------------
          Net cash provided (used) by financing activities................             (4,589)            11,057
Net decrease in cash and cash equivalents.................................             (3,069)              (957)
Cash and cash equivalents at beginning of period..........................              5,738              3,274
                                                                                 ------------       ------------
Cash and cash equivalents at end of period................................       $      2,669       $      2,317
                                                                                 ============       ============

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except per share amounts)


1.   Summary of Significant Accounting Policies

Basis of presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 2, 1999. The Company's consolidated results of operations for the three and six months ended July 3, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

Reclassifications:

          Certain amounts in the prior period financial statements and related notes have been reclassified to conform with the current period's presentation.


2.   Net Earnings (Loss) per Common Share

     Net earnings (loss) per common share is computed based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding for the applicable period.


3.   Inventories

     Inventories are summarized as follows:

                                          January 2, 1999  July 3, 1999
                                          ---------------  ------------
          Retail merchandise............     $   4,535      $   4,578
          Finished products.............        57,365         64,791
          Work in process...............         5,009          5,112
          Raw materials.................         4,383          3,242
                                          ------------     ----------
                                             $  71,292      $  77,723
                                          ============     ==========

4.   Debt

     As more fully described in Note 8 to the Consolidated Financial Statements for the year ended January 2, 1999 included within the Company's annual report on Form 10-K, in May 1997 the Company issued $80,000 of 7% Convertible Subordinated Notes due June 1, 2004 (the

"Convertible Notes"). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed into common stock of the Company, at the option of the holder, at a price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000 at redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1. Proceeds from the Convertible Notes were used to repay indebtedness under the Company's then existing credit facility.

     Simultaneously with the issuance of the Convertible Notes in May 1997, the Company entered into a new $150,000 secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the then existing credit facility. In July 1997 BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. accounts receivable and inventory. The aggregate letters of credit, foreign exchange contracts and banker acceptances may not exceed $80,000 at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

     The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $85,096 are classified as current due to the Company's lockbox arrangement (whereby payments made by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

     In September 1998, the Company's Credit Facility was amended to permit the issuance of the Secured Notes as discussed below. The amendment decreased the commitment under the Credit Facility from $150,000 to $120,000 and changed a financial performance covenant. In May 1999, the Company's Credit Facility was amended to allow for $6,000 of additional borrowing base through July 1999. In July 1999, the Company's Credit Facility was further amended to extend the $6,000 of additional borrowing base through October 31, 1999.

     As of July 3, 1999 the Company's borrowing base was $92,843. Utilization under the Credit Facility amounted to $88,037 consisting of revolving loans of $80,048, banker acceptances of $5,048 and outstanding letters of credit of $2,941. Accordingly, $4,806 of the maximum available borrowing base remained unutilized as of July 3, 1999.

     Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. The foregoing LIBOR margin is subject to reduction based upon the Company achieving certain interest coverage ratios specified in the Credit Facility. At July 3, 1999, revolving loans outstanding under the Credit Facility bore interest of 7.67% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate, as defined. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. At July 3, 1999, the Company was in compliance with all covenants contained in the Credit Facility, as amended.

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

     Subsidiaries of the Company maintain asset-based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. As of July 3, 1999, total short-term borrowings outstanding under these financing arrangements totaled $9,010. These obligations are secured by first priority liens on the respective foreign assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

5.   Comprehensive Income

     For the three months ended July 4, 1998 and July 3, 1999, comprehensive income items included in stockholders' equity consisted of cumulative translation adjustments of $233 and $(564), respectively. Total comprehensive income (loss) for the second quarter of 1998 was $(1,283) compared to comprehensive income (loss) of $(6,144) for the second quarter of 1999.

     For the six months ended July 4, 1998 and July 3, 1999, comprehensive income items included in stockholders' equity consisted of cumulative translation adjustments of $(55) and $(1,109), respectively. Total comprehensive income (loss) for the first six months of 1998 was $(2,734) compared to comprehensive income (loss) of $(9,928) for the first six months of 1999.

6.   Stock Plans and Warrant Exercises

     In February and May 1999, 250,000 shares and 10,000 shares of restricted stock, respectively, were granted to certain employees, resulting in $922 of unearned compensation. All restricted stock grants are subject to restrictions as to continuous employment. The restricted stock vests 100% on the third anniversary of the grant date. As there is no exercise payment associated with the restricted stock awards, the cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the three year vesting period.

     In February 1999, 26,172 shares of common stock were issued under the Company's Employee Stock Purchase Plan. Proceeds of $73 were recorded in conjunction with this purchase.

     In May 1999, 91,412 shares of common stock were issued pursuant to the exercise of stock warrants. These warrants had an exercise price of $2.9375. Proceeds of $268 were recorded in conjunction with this exercise.

7.   Commitments and Contingencies

     Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes that the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of its operations.

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

     On July 8, 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (FAS 137). FAS 137 defers the effective date of FAS 133 from all fiscal years beginning after June 15, 1999 to all fiscal years beginning after June 15, 2000 (December 31, 2000 for the Company).

9.   Subsequent Events

     On July 1, 1999, Converse entered into a long-term agreement with a third party company for the exclusive distribution and license rights in Italy for Converse footwear and apparel. This agreement becomes effective in January 2000 and will have the impact of reducing the Company's future global backlog, net sales and expenses while increasing the Company's royalty income.

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

                                                Europe,                        Americas
                                              Middle East,                    (excluding
                              United States     Africa      Asia Pacific     United States)    Eliminations   Consolidated
                             --------------  ------------  -------------     -------------     -------------  ------------
Six months ending July 3,
   1999:
Net sales to customer.......... $  67,948       $  34,684     $  19,697        $   4,890          $   ----       $ 127,219
Intersegment net sales.........    14,888            ----          ----             ----           (14,888)           ----
Segment pretax profit  (loss)..    (9,583)           (229)        3,807             (948)             ----          (6,953)

Segment total assets at July 3,
   1999........................   156,871          30,655         3,130            3,369              ----         194,025


Six months ending July 4,
   1998:
Net sales to customer.......... $  99,296       $  41,395     $  27,210        $   5,690          $   ----       $ 173,591
Intersegment net sales.........    22,296            ----          ----             ----           (22,296)           ----
Segment pretax profit (loss)...   (11,573)           (384)        9,563              243              ----          (2,151)

Segment total assets at January
   2, 1999.....................   153,107          33,066         4,834            3,999              ----         195,006


Three months ending July 3,
   1999:
Net sales to customer.......... $  32,852       $  12,668     $   9,900        $   1,720          $   ----       $  57,140
Intersegment net sales.........     6,189            ----          ----             ----            (6,189)           ----
Segment pretax profit (loss)...    (5,346)         (1,561)        2,471             (206)             ----          (4,642)


Three months ending July 4,
   1998:
Net sales to customer.......... $  45,680       $  13,813     $  15,997        $   2,861          $   ----       $  78,351
Intersegment net sales.........     5,608            ----          ----             ----            (5,608)           ----
Segment pretax profit (loss)...    (5,082)         (1,701)        4,833              733              ----          (1,217)


Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended July 4, 1998 to three months ended July 3, 1999

     The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended July 4, 1998 ("Second Quarter 1998") and for the three months ended July 3, 1999 ("Second Quarter 1999").


                                                    Three Months Ended
                                     ---------------------------------------------------
                                       July 4, 1998      %      July 3, 1999       %
                                       ------------      -      ------------       -

Net sales............................  $ 78,351        100.0     $ 57,140        100.0
Gross profit.........................    19,737         25.2       15,052         26.3
Selling, general and administrative
  Expenses...........................    21,964         28.0       18,714         32.8
Royalty income.......................     4,459          5.7        4,940          8.6
Loss on sale of foreign
  subsidiaries.......................       ---          ---          543          1.0
Earnings from operations.............     2,232          2.8          735          1.3
Interest expense, net................     4,213          5.4        5,280          9.2
Other (income) expense, net..........      (764)        (1.0)          97          0.2
Net loss.............................  $ (1,516)        (1.9)    $ (5,580)        (9.8)
Net basic and diluted loss
  per share.........................   $  (0.09)         ---     $  (0.32)         ---

Net Sales

     Net sales for the Second Quarter 1999 decreased to $57.1 million from $78.4 million for the Second Quarter 1998, a 27.2% decrease. The $21.3 million reduction in net sales was attributable to decreases of 24.7%, 30.5%, 39.5% and 31.5% for the Second Quarter 1999 in the categories of basketball, children's, cross training and athletic originals, respectively, as compared to Second Quarter 1998. The reduction in net sales was partially offset by a 7.3% increase in the action sports category.

     Net sales in the United States decreased 28.2% to $32.9 million in the Second Quarter 1999 from $45.7 million for the Second Quarter 1998. Net sales decreased 25.7% internationally to $24.3 million for Second Quarter 1999 from $32.7 million for Second Quarter 1998. Second Quarter 1999 net sales decreased from Second Quarter 1998 by 8.3%, 38.1% and 39.9% in the Europe, Middle East and Africa ("E.M.E.A."), Asia Pacific and the Americas regions, respectively.

     The Company's net sales continue to suffer from the effects of the athletic footwear market slowdown which has occurred over the past two years. Also contributing to the sales decline internationally was the conversion of three wholly-owned subsidiaries operating in Spain, Portugal and Canada to new licensing agreements, revenues from which are now recorded as royalty income rather than as net sales.

Gross Profit

     Gross profit decreased to $15.1 million for Second Quarter 1999 from $19.7 million for Second Quarter 1998, a 23.4% reduction. The net sales reduction accounted for the majority of the gross profit decline. The Company's gross profit margin increased to 26.3% of net sales for Second Quarter 1999 compared to 25.2% of net sales for Second Quarter 1998. The increase is primarily the result of the slight improvement in the athletic footwear market and the lower sell off of unsold inventory in the Company's basketball and children's categories in Second Quarter 1999.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 15.0% to $18.7 million for Second Quarter 1999 from $22.0 million for Second Quarter 1998. The decrease in selling, general and administrative expenses of $3.3 million resulted from reduced spending across all of the Company's functions. As a percentage of net sales, selling, general and administrative expenses increased to 32.8% for Second Quarter 1999 from 28.0% for the prior year period. Second Quarter 1998 expenses included one-time expense credits of $3.3 million generated by a gain from the curtailment of the active employees from the post-retirement medical benefit plan and a gain of $0.6 million resulting from pension curtailment. Excluding these one-time 1998 expense credits of $3.9 million, the expense reduction would have been $7.2 million or 27.8% for Second Quarter 1999 compared to Second Quarter 1998. As a result of sluggish conditions in the athletic footwear market, the Company continues to tightly control costs and inventory levels.

Royalty Income

     Royalty income increased by 8.9% to $4.9 million in Second Quarter 1999 from $4.5 million in Second Quarter 1998. International royalty income, which currently represents approximately 81% of the Company's total royalty income, increased 6.7% for Second Quarter 1999 from Second Quarter 1998. The increase was primarily attributable to an increase of 24.3% in the Asia Pacific region due mainly to recovery in our Southeast Asia business, partially offset by weakness in the E.M.E.A. and Americas regions. U.S. royalty income increased by 42.9% to $1.0 million for Second Quarter 1999 from $0.7 million for Second Quarter 1998. As a percentage of net sales, royalty income was 8.6% in the Second Quarter 1999 compared to 5.7% in the Second Quarter 1998.

Loss on Sale of Foreign Subsidiaries

     In the Second Quarter 1999, the Company recorded a pretax loss totaling $0.5 million relating to the conversion of our Canada operation from a Company owned subsidiary (direct operating unit) to a third party licensee/distributor arrangement.

Earnings from Operations

     Primarily as a result of the factors discussed above, the Company recorded earnings from operations of $0.7 million for Second Quarter 1999 as compared to $2.2 million for Second Quarter 1998. As a percentage of net sales, earnings from operations were 1.3% and 2.8% for Second Quarter 1999 and Second Quarter 1998, respectively.

Interest Expense

     Interest Expense for Second Quarter 1999 increased to $5.3 million from $4.2 million for Second Quarter 1998, a 26.2% increase. The increase reflects the higher borrowing levels in Second Quarter 1999 compared to Second Quarter 1998 as well as higher interest costs associated with the Secured Notes issued in September 1998.

Other (Income) Expense

     The Second Quarter 1998 income of $0.8 million was primarily attributable to the May 1998 sale of the Company's Reynosa, Mexico manufacturing facility, partially offset by foreign exchange losses attributable to the appreciation of the U.S. dollar.

Net Loss

     The Company recorded a net loss for Second Quarter 1999 of $5.6 million compared to net loss of $1.5 million for Second Quarter 1998. The net loss for Second Quarter 1999 includes a charge of $2.0 million to increase the deferred tax valuation reserve and a loss on sale of foreign subsidiaries of $0.3 million. Excluding these charges, the net loss for Second Quarter 1999 was $3.3 million.

Net Loss Per Share

     The Company recorded a loss per share of $0.32 for Second Quarter 1999 compared to $0.09 loss per share for Second Quarter 1998. The net loss for the Second Quarter 1999 includes a charge of $0.11 per share to increase the deferred tax valuation reserve and loss of $0.02 from sale of foreign subsidiaries. Excluding these charges, the net loss for Second Quarter 1999 was $0.19 per share.

Comparison of six months ended July 4, 1998 to six months ended July 3, 1999

     The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the six months ended July 4, 1998 ("First Half 1998") and for the six months ended July 3, 1999 ("First Half 1999").

                                                               Six Months Ended
                                              -------------------------------------------------
                                              July 4, 1998       %       July 3, 1999       %
                                              ------------     -----     ------------     -----
  Net sales...............................      $173,591        100.0     $127,219         100.0
  Gross profit............................        47,552         27.4       33,793          26.6
  Selling, general and administrative
   expenses...............................        51,680         29.8       40,365          31.7
  Royalty income..........................         9,487          5.5        9,782           7.7
  Loss on sale of foreign subsidiaries....           ---          ---          543           0.4
  Earnings from operations................         5,359          3.1        2,667           2.1
  Interest expense, net...................         8,661          5.0       10,515           8.3
  Other (income) expense..................        (1,151)        (0.7)        (895)         (0.7)
  Net loss................................      $ (2,679)        (1.5)    $ (8,819)         (6.9)
  Net basic and diluted loss
   per share..............................      $  (0.15)         ---     $  (0.51)          ---


Net Sales

     Net sales for the First Half 1999 decreased 26.7% to $127.2 million from $173.6 million for First Half 1998. Compared to the prior year period, the $46.4 million reduction in net sales was attributable to decreases of 29.6%, 33.4%, 56.3% and 26.3% in the categories of basketball, children's, cross training and athletic originals, respectively. The reduction in net sales was partially offset by a $2.0 million increase in the Company's action sports category, which was introduced in 1998.

     Net sales in the United States for First Half 1999 decreased 31.6% to $67.9 from $99.3 million for First Half 1998. International net sales decreased 20.2% to $59.3 million from $74.3 million in the prior year period. Net sales in the E.M.E.A., Asia Pacific, and the Americas regions decreased 16.5%, 27.6% and 14.1%, respectively from the First Half 1998.

     The Company's net sales continued to suffer from the effects of the athletic footwear market slowdown which has occurred over the past two years. Contributing to the sales decline internationally was the conversion of three wholly-owned subsidiaries operating in Spain, Portugal and Canada to new licensing agreements, revenues from which are now recorded as royalty income rather than as net sales.

Gross Profit

     Gross profit decreased to $33.8 million for First Half of 1999 from $47.6
million for First Half 1998, a 29.0% reduction.   The net sales reduction
accounted for the majority of the gross profit decline. The Company's gross profit margin fell to 26.6% of net sales for First Half 1999 compared to 27.4% of net sales for First Half 1998. The decline was caused by the industry downturn and the resulting reduced demand for the Company's products.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 21.9% to $40.4 million for First Half 1999 from $51.7 million for First Half 1998. The decrease in selling, general and administrative expenses of $11.3 million resulted in reduced spending across all of the Company's functions. As a percentage of net sales, selling, general and administrative expenses increased to 31.7% for First Half 1999 from 29.8% for the prior year period. First Half 1998 expenses include one-time expense credits of $3.3 million generated by a gain from the curtailment of the active employees from the post-retirement medical benefit plan and a gain of $0.6 million resulting from pension curtailment. Excluding these one-time 1998 expense credits of $3.9 million, the expense reduction would have been $15.2 million or 27.3% for First Half 1999 compared to First Half 1998.

Royalty Income

     Royalty income increased 3.2% to $9.8 million in First Half 1999 from $9.5 million in First Half 1998. International royalty income, which currently represents approximately 82% of the company's total royalty income, was similar to the prior year period. The international royalty income was favorably impacted by increase of 12.5% in the Asia Pacific region due mainly to recovery in the Southeast Asia economies, partially offset by weakness in the E.M.E.A. and Americas regions. U.S. royalty income increased 13.3% to $1.7 million for First Half 1999 from $1.5 million for First Half 1998. As a percentage of net sales, royalty income was 7.7% in the First Half 1999 compared to 5.5% in the First Half 1998.

Loss on Sale of Foreign Subsidiaries

     In the Second Quarter 1999, the Company recorded a pretax loss totaling $0.5 million relating to the conversion of our Canada operation from a Company owned subsidiary (direct operating unit) to a third party licensee/distributor arrangement.

Earnings from Operations

     Primarily as a result of the factors discussed above, the Company recorded earnings from operations of $2.7 million for First Half 1999 as compared to $5.4 million for First Half 1998. As a percentage of net sales, earnings from operations were 2.1% and 3.1% for First Half 1999 and First Half 1998, respectively.

Interest Expense

     Interest Expense for First Half 1999 increased to $10.5 million from $8.7 million for First Half 1998, a 20.7% increase. The increase reflects the higher borrowing levels in First Half 1999 compared to First Half 1998 as well as higher interest costs associated with the Secured Notes issued in September 1998.

Other (Income) Expense

     The First Half 1999 income of $0.9 million was primarily attributable to gains realized from foreign exchange contracts and put options. The First Half 1998 income of $1.2 million was primarily related to the May 1998 sale of the Company's Reynosa, Mexico manufacturing facility.

Net Loss

     The Company recorded a net loss for First Half 1999 of $8.8 million compared to net loss of $2.7 million for First Half 1998. The net loss for the First Half 1999 includes a charge of $3.8 million to increase the deferred tax valuation reserve and loss of $0.3 million from the sale of foreign subsidiaries. The net loss for the First Half 1998 includes a charge of $1.1 million to increase the deferred tax valuation reserve. Excluding these non-operating charges and credits, the net loss for the First Half 1999 was $4.7 million compared to net loss of $1.6 million in First Half 1998.

Net Loss Per Share

     Net loss per share for the First Half 1999 was $0.51 as compared to net loss per share of $0.15 for the First Half 1998. Net loss for First Half 1999 includes a charge of $0.22 per share to increase the deferred tax valuation reserve and loss on sale of foreign subsidiaries of $0.02 per share. Net loss for the First Half 1998 includes a charge of $0.06 per share to increase the deferred tax valuation reserve. Excluding these nonrecurring charges, the net loss per share for the First Half 1999 was $0.27 compared to net loss per share of $0.09 in First Half 1998.

Liquidity and Capital Resources

     As of July 3, 1999 the Company's working capital (net of cash) position decreased $7.3 million to a deficit of $3.5 million from $3.8 million at January 2, 1999. Inventory increased $6.4 million due to a seasonal buildup for the Company's back to school selling period. Accounts receivable and prepaid expenses decreased $4.5 million due to decreased sales levels and the Company's efforts to reduce operating costs. Accounts payable, accrued liabilities and income taxes payable decreased $1.6 million while seasonal borrowings increased $10.7 million.

     Total borrowings under the Company's Credit Facility and asset based financing arrangements increased to $85.1 million at July 3, 1999 from $73.8 million at January 2, 1999, reflecting the seasonal working capital needs discussed above (see Note 4 of Notes to Condensed Consolidated Financial Statements contained herein).

     For First Half 1999 and First Half 1998, net cash provided by (required for) operating activities was $(10.8) million and $1.9 million, respectively. Cash required for operating activities in First Half 1999 was primarily used to fund the Company's seasonal requirements. In the First Half 1998, cash was provided through inventory reduction and lower operating costs. Net cash used by investing activities was $1.2 million and $0.4 million for First Half 1999 and First Half 1998, respectively. Cash invested was for additions to property, plant and equipment partially offset in First Half 1998 by cash received from sale of Reynosa facility. Net cash provided by (used for) financing activities was $11.0 million and ($4.6) million for First Half 1999 and First Half 1998, respectively. Net cash provided by financing activities in First Half 1999 consisted primarily of proceeds from the Company's seasonal borrowings.

Backlog

     At the end of First Half 1999, the Company's global backlog was $80.9 million, compared to $90.2 million at the end of the First Half 1998, a decrease of 10.3%. The 1998 backlog figure has been adjusted to eliminate the Company's backlog in Spain, Portugal and Canada where the Company's subsidiaries subsequently were converted to licensee arrangements. The Company's categories of athletic originals, children's and cross training recorded declines of 19.6%, 17.3% and 7.7%, respectively, offset by an improvement in the basketball category of 22.8%. The United States order backlog increased by 12.2% but was more than offset by international backlog which decreased 32.0%. The decline was primarily the result of the continued industry-wide soft demand for athletic footwear. The amount of backlog at any particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacture and shipment of the Company's products. Accordingly a comparison of backlog as of two different dates is not necessarily meaningful. In addition, the backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company owned retail stores may vary from year to year.

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

     Costs Associated with Year 2000 Compliance.
                                               -

     Through the second quarter of 1999 the Company spent approximately $2.2 million on incremental costs associated with the Year 2000 Problem. These costs consisted of new hardware and software as well as the cost of contracted programmers and the salaries and fringe benefits of employees dedicated to addressing the Year 2000 Problem. These costs have been funded through operating cash flows. Approximately $0.8 million of this amount relates to hardware and software which the Company has capitalized and the remainder has been expensed as incurred. The Company estimates that an additional $0.3 million will be incurred during the remainder of 1999 to complete this process. These additional expenditures will be comprised of some additional new hardware and software, as well as the cost of contracted programmers and the salaries and benefits of employees dedicated to addressing the Year 2000 Problem. These estimates are based on currently available information and may change in the event of unforeseen future developments.

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

Forward-looking statements

     Any statements set forth above which are not historical facts, including the statements concerning the outlook for sales, earnings, anticipated cost savings, and the product and industry developments for 1999 and 2000 are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the Company, the competitive pricing environment and inventory levels within the footwear and apparel industries, consumer demand for athletic footwear, market acceptance of the Company's products, the strength of the U.S. dollar and the success of planned advertising, marketing and promotional campaigns and other risks identified in documents filed by the Company with the Securities and Exchange Commission.

Item 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company's Credit Facility bears interest at the Prime Lending Rate (as defined therein) plus 1% or the adjusted LIBOR (as defined therein) plus 2.5%. The Company's foreign borrowings also have variable interest rates. The Company's Convertible Notes and Secured Notes bear fixed rates of interest. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information. Converse does not use derivative financial instruments to hedge its interest rate risks.

Foreign Currency Risk

     Converse sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although Converse has some of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve the markets in Western Europe, Japan and Australia. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries and royalty income from sources outside the United States, the Company may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations of generally from three to twelve months.

     As of July 3, 1999, the company had outstanding foreign exchange forward contracts as follows:


                                                      (currency per USD)
                                             Notional      Average        Estimated
                                              Amount    Contract Rate    Fair Value
                                              ------    -------------    ----------
                                                   (Dollars in thousands)
Foreign exchange sell forward contracts:
    Japanese Yen.........................    $6,414.9      113.34         $ 363.2
    Australian Dollar....................    $1,123.4        1.59         $ (68.5)
    Spanish Pesetas......................    $  140.2      139.80         $  18.7

Foreign exchange buy forward contracts:
    Japanese Yen.........................    $2,217.7      113.44         $(136.4)

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

                    Not Applicable

Item 3.   Defaults Upon Senior Securities.

                    Not Applicable

Item 4.   Submission of Matters to a Vote of Security-Holders.

          On May 12, 1999, the Company conducted its annual meeting of stockholders pursuant to due notice. A Quorum being present either in person or by proxy, the stockholders voted on the following matters:

          1. To elect twelve directors to hold office until the next annual meeting and until their successors are elected and qualified

          2. To ratify the appointment of PricewaterhouseCoopers as the Company's independent auditors for the next fiscal year.

          3. To consider approval of the Converse Inc. Employee Stock Purchase Plan.

          Subsequent to the date the Company's proxy materials were delivered to stockholders, Mr. John Ryan, one of the individuals nominated to be elected a director of the Company, declined his nomination due to a heavy work schedule. The Executive Committee of the Company's Board of Directors subsequently voted to reduce the number of directors to be elected to eleven and deleted Mr. Ryan's name from the list of nominees.

          No other matters were voted upon.  The votes cast were as follows:

          1. Election of directors. The following directors were elected to the Company's Board:

                                          NUMBER OF VOTES CAST
                                          --------------------
                                            FOR       WITHHELD
                                            ---       --------
               Donald J. Barr             16,871,184   145,986
               Julius W. Erving           16,858,535   158,635
               Robert H. Falk             16,857,016   160,154
               Gilbert Ford               16,856,179   169,991
               Michael S. Gross           16,863,027   154,143
               John J. Hannan             16,855,242   161,928
               Joshua J. Harris           16,163,703   163,703
               John H. Kissick            16,853,688   160,482
               Richard B. Loynd           16,864,968   152,202
               Glenn N. Rupp              16,870,166   147,004
               Michael D. Weiner          16,863,678   153,492


          2. Ratification of the selection of PricewaterhouseCoopers as the Company's independent auditors.

                    For                   16,693,868
                    Against                  216,148
                    Abstain                  107,154

          3. Approval of Converse Inc. Employee Stock Purchase Plan.

                    For                   16,693,868
                    Against                  216,148
                    Abstain                  107,154


Item 5.   Other Information.

               Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.  The following exhibits are contained in this report:

               10.1  Lease Agreement - Charlotte, North Carolina

               10.2 Fifth Amendment, dated May 28, 1999, to Credit Agreement dated May 21, 1997.

               10.3 Sixth Amendment, dated July 30, 1999, to Credit Agreement dated May 21, 1997.

               27    Financial Data Statement

          (b)  Reports on Form 8-K.

               There were no reports on Form 8-K filed during the quarter ended July 3, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1999                            Converse Inc.

                                             By:  /s/ Donald J. Camacho
                                                  --------------------------
                                                  Donald J. Camacho
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------


10.1   Lease Agreement - Charlotte, North Carolina

10.2   Fifth Amendment, dated May 28, 1999, to Credit Agreement dated May 21,
       1997.

10.3   Sixth Amendment, dated July 30, 1999, to Credit Agreement dated May 21,
       1997.

27     Financial Data Statement