Form 10-Q
period 1999-10-02
CONVERSE INC
filed 1999-11-16
CIK 716934

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                For the quarterly period ended October 2, 1999

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


  As of October 2, 1999, 17,479,025 shares of common stock were outstanding.

                               TABLE OF CONTENTS

                                                                                 PAGE
PART I:   FINANCIAL INFORMATION

          Item  1.  Consolidated Financial Statements

                    A.     Consolidated Balance Sheet                              1
                    B.     Consolidated Statement of Operations                    2
                    C.     Consolidated Statement of Cash Flows                    3
                    D.     Notes to Consolidated Financial Statements              4

          Item  2.  Management's Discussion and Analysis of                       10
                    Financial Condition and Results of Operations

          Item  3.  Quantitative and Qualitative Disclosures                      24
                    About Market Risk

PART II:  OTHER INFORMATION

          Item  1.  Legal Proceedings                                             25
          Item  2.  Changes in Securities                                         25
          Item  3.  Defaults Upon Senior Securities                               25
          Item  4   Submission of Matters to a Vote of
                    Security Holders                                              25
          Item  5.  Other Information
          Item  6.  Exhibits and Reports on Form 8-K                              25


          SIGNATURE                                                               26

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        CONVERSE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                           January 2, 1999      October 2, 1999
                                                                           ---------------      ---------------
Assets
Current assets:
     Cash and cash equivalents ..........................................   $      3,274              $  1,708
     Receivables, less allowances of $2,086 and $2,086, respectively.....         57,826                47,599
     Inventories (Note 3) ...............................................         71,292                72,479
     Prepaid expenses and other current assets...........................          8,962                 7,555
                                                                           -------------       ---------------
          Total current assets...........................................        141,354               129,341
Net property, plant and equipment........................................         20,838                19,438
Other assets.............................................................         32,814                31,549
                                                                           -------------       ---------------
                                                                            $    195,006              $180,328
                                                                           =============       ===============


Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
     Short-term debt (Note 4)............................................   $      9,557              $  7,180
     Credit facility (Note 4)............................................         73,833                81,829
     Accounts payable....................................................         37,184                33,667
     Accrued expenses....................................................         10,861                11,832
     Income taxes payable................................................          2,861                 3,587
                                                                           -------------       ---------------
          Total current liabilities......................................        134,296               138,095
Long-term debt (Note 4) .................................................        101,799               102,339
Current assets in excess of reorganization value.........................         28,221                26,663

Stockholders' equity (deficiency):
     Common stock, $1.00 stated value, 50,000,000 shares
       Authorized, 17,319,556 and 17,479,025 shares issued and
       Outstanding at January 2, 1999 and October 2, 1999, respectively..         17,320                17,479
     Preferred stock.....................................................           ----                  ----
     Additional paid-in capital..........................................          3,695                 4,817
     Unearned compensation...............................................           (758)               (1,271)
     Retained deficit ...................................................        (88,129)             (105,524)
     Accumulated other comprehensive income..............................         (1,438)               (2,270)
                                                                           -------------        --------------
          Total stockholders' equity (deficiency) .......................        (69,310)              (86,769)
                                                                           -------------        --------------
                                                                            $    195,006              $180,328
                                                                           =============        ==============

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                          Three Months Ended                     Nine Months Ended
                                                  ----------------------------------    -----------------------------------
                                                  October 3, 1998    October 2, 1999    October 3, 1998     October 2, 1999
                                                  ---------------    ---------------    ---------------     ---------------
Net sales.......................................   $       78,286     $       60,983     $      251,877      $      188,202
Cost of sales...................................           62,242             46,147            188,281             139,573
                                                  ---------------    ---------------    ---------------     ---------------
Gross profit....................................           16,044             14,836             63,596              48,629
Selling, general and administrative expenses....           19,921             20,598             71,601              60,963
Royalty income..................................            4,527              5,251             14,014              15,033
Loss on sale of foreign subsidiaries ...........             ----               ----               ----                 543
                                                  ---------------    ---------------    ---------------     ---------------
Earnings (loss) from operations.................              650               (511)             6,009               2,156
Interest expense, net...........................            4,660              5,679             13,321              16,194
Other (income) expense, net.....................              509              1,325               (642)                430
                                                  ---------------    ---------------    ---------------     ---------------
Loss from continuing operations before income
  tax...........................................           (4,519)            (7,515)            (6,670)            (14,468)
Income tax expense .............................              459              1,061                987               2,927
                                                  ---------------    ---------------    ---------------     ---------------
Loss from continuing operations.................           (4,978)            (8,576)            (7,657)            (17,395)
Extraordinary gain net of tax of $437...........              704               ----                704                ----
                                                  ---------------    ---------------    ---------------     ---------------
Net loss........................................   $       (4,274)    $       (8,576)    $       (6,953)     $      (17,395)
                                                  ===============    ===============    ===============     ===============

Net basic and diluted loss per share:
  Continuing operations.........................   $        (0.29)    $        (0.49)    $        (0.44)     $        (1.00)
  Extraordinary gain............................             0.04               0.00               0.04                0.00
                                                  ---------------    ---------------    ---------------     ---------------
  Net basic and diluted loss per share..........   $        (0.25)    $        (0.49)    $        (0.40)     $        (1.00)
                                                  ===============    ===============    ===============     ===============
Weighted average number of common shares
   outstanding (Note 2).........................           17,320             17,451             17,319              17,392
                                                  ===============    ===============    ===============     ===============

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                ----------------------------------------
                                                                                October 3, 1998          October 2, 1999
                                                                                ---------------          ---------------
Cash flows from operating activities:
  Net earnings (loss).....................................................          $ (6,953)                $(17,395)
  Adjustments to reconcile net loss to net cash (required for)
  provided by operating activities:
     Extraordinary loss from write-off of deferred financing fees                        809                      ---
     Extraordinary gain on cancellation of convertible notes..............            (1,950)                     ---
     Depreciation of property, plant and equipment........................             2,743                    3,410
     Amortization of intangible assets....................................               351                      150
     Amortization of current assets in excess of reorganization value.....            (1,558)                  (1,558)
     Amortization of note discount/warrants...............................                27                      466
     Amortization of deferred compensation................................               136                      423
     Gain on sale of property, plant and equipment........................            (1,037)                     ---
     Deferred income taxes................................................               505                      326
  Changes in assets and liabilities:
     Receivables..........................................................             4,533                   10,227
     Inventories..........................................................            17,951                   (1,187)
     Prepaid expenses and other current assets............................               235                    1,386
     Accounts payable and accrued expenses................................            (6,874)                  (2,546)
     Income taxes payable.................................................              (359)                     726
     Other long-term assets and liabilities...............................            (8,440)                     (22)
                                                                                    --------                 --------
          Net cash (required for) provided by operating activities........               119                   (5,594)
                                                                                    --------                 --------

Cash flows from investing activities:
  Additions to property, plant and equipment..............................            (3,156)                  (2,010)
  Proceeds from sale of property, plant and equipment.....................             1,169                      ---
                                                                                    --------                 --------
          Net cash used by investing activities...........................            (1,987)                  (2,010)
                                                                                    --------                 --------

Cash flows from financing activities:
  Net proceeds from exercise of stock options.............................                11                      ---
  Net proceeds from exercise of warrants..................................               ---                      268
  Net proceeds from employee stock purchase plan..........................               ---                      151
  Net proceeds from (payment of) short-term debt..........................             6,402                   (2,377)
  Net proceeds from (payment of) credit facility..........................           (31,877)                   7,996
  Net proceeds from issuance of senior secured notes......................            24,000                      ---
                                                                                    --------                 --------
          Net cash provided (used) by financing activities................            (1,464)                   6,038
Net decrease in cash and cash equivalents.................................            (3,332)                  (1,566)
Cash and cash equivalents at beginning of period..........................             5,738                    3,274
                                                                                    --------                 --------
Cash and cash equivalents at end of period................................          $  2,406                 $  1,708
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

                        CONVERSE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)


1.   Summary of Significant Accounting Policies

Basis of presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 2, 1999. The Company's consolidated results of operations for the three and nine months ended October 2, 1999 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

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

3.   Inventories

     Inventories are summarized as follows:

                                                  January 2, 1999     October 2, 1999
                                                  ---------------     ---------------
               Retail merchandise............         $ 4,535              $ 4,009
               Finished products.............          57,365               59,664
               Work in process...............           5,009                5,061
               Raw materials.................           4,383                3,745
                                                      -------              -------
                                                      $71,292              $72,749
                                                      =======              =======

4.   Debt

     As more fully described in Note 8 to the Consolidated Financial Statements for the year ended January 2, 1999 included within the Company's annual report on Form 10-K, in May 1997 the Company issued $80,000 of 7% Convertible Subordinated Notes due June 1, 2004 (the "Convertible Notes"). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed into common stock of the Company, at the option of the holder, at a price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000 at redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1. Proceeds from the Convertible Notes were used to repay indebtedness under the Company's then existing credit facility. As discussed further below, in September 1998 $5,735 face amount of the convertible Notes were repurchased by the Company and cancelled. As of the end of the third quarter 1999, $74,265 face amount of Convertible Notes remain outstanding.

     Simultaneously with the issuance of the Convertible Notes in May 1997, the Company entered into a new $150,000 secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the then existing credit facility. In July 1997 BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. accounts receivable and inventory. The aggregate letters of credit, foreign exchange contracts and banker acceptances may not exceed $80,000 at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances. Pursuant to an amendment to the Credit Facility dated November 15, 1999, this amount was decreased to $40,000.

     The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $81,829 are classified as current due to the Company's lockbox arrangement (whereby payments made by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

     In September 1998, the Company's Credit Facility was amended to permit the issuance of the Secured Notes as discussed below. The amendment decreased the commitment under the Credit Facility from $150,000 to $120,000 and changed a financial performance covenant. On November 15, 1999, a new amendment to the Credit Facility further reduced the commitment from $120,000 to $90,000. The Company will record a write-off of deferred financing fees of approximately $300 in the fourth quarter relating to this commitment reduction.

     In May 1999, the Company's Credit Facility was amended to allow for $6,000 of additional borrowing base through July 1999. In July, the $6,000 was extended through a new amendment until October 31, 1999, at which point the $6,000 was extended through November 15, 1999. On

November 15, 1999, the Credit Facility was amended to extend the $6,000 borrowing base through February 15, 2000.

     Obligations under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. At October 2, 1999 the Company was not in compliance with a financial covenant contained in the Credit Facility. In connection with the November 15, 1999 amendment, the Banks waived compliance with this financial covenant for the nine month period ended October 2, 1999.

     As of October 2, 1999 the Company's borrowing base was $83,738. Utilization under the Credit Facility amounted to $82,504 consisting of revolving loans of $76,800, banker acceptances of $5,029 and outstanding letters of credit of $675. Accordingly, $1,234 of the maximum available borrowing base remained unutilized as of October 2, 1999.

     Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. In November 1999, the interest rate under the Credit Facility was increased to the Adjusted LIBOR Rate (as defined therein) plus a margin of three percent (3.00%) per annum. At October 2, 1999, revolving loans outstanding under the Credit Facility bore interest of 8.04% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate, as defined.

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

     The Secured Notes require compliance with customary affirmative and negative covenants, including certain financial covenants, substantially the same as the requirements contained in the Credit Facility. The Company was not in compliance with the Third Quarter financial covenant and has exercised the one automatic waiver of default contained in the Secured Note agreement. The Company continues to classify the Secured Notes as long-term in the consolidated balance sheet at October 2, 1999 as management believes that it is probable that the Company will be in compliance with the covenants contained in the Secured Note agreement for a twelve month period from October 2, 1999. Should the Company fail to comply with any covenants in the future, an event of default will occur under the agreement and, in the absence of a waiver, the amounts outstanding under the Secured Note agreement will be payable upon demand.

     Upon issuance of the Series A Secured Notes, the Company received gross proceeds of $24,000 after discount from the face amount. In connection with the issuance of the Series A Secured Notes, the Company issued warrants to purchase 360,000 shares of the Company's common stock to the purchasers and paid funding fees to certain purchasers amounting to $350. The warrants were valued at $1.22 per share, vested immediately and expire on March 16, 2003. As discussed further in Note 6 below, in May 1999 warrants to purchase 91,412 shares of the Company's common stock were exercised leaving 268,588 outstanding. The Company paid a placement fee of 4% of the gross proceeds, or $960, with respect to the Series A Secured Notes. The Series A Secured Notes carry a second priority perfected lien on all real and personal, tangible and intangible assets of the Company.

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

     Subsidiaries of the Company maintain asset-based financing arrangements in certain European countries with various lenders. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. As of October 2, 1999, total short-term borrowings outstanding under these financing arrangements totaled $7,180. These obligations are secured by first priority liens on the respective foreign assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

5.   Comprehensive Income

     For the three months ended October 3, 1998 and October 2, 1999, comprehensive income items included in stockholders' equity consisted of cumulative translation adjustments of $1,680 and $277, respectively. Total comprehensive income (loss) for the third quarter of 1998 was $(2,594) compared to comprehensive income (loss) of $(8,299) for the third quarter of 1999.

     For the nine months ended October 3, 1998 and October 2, 1999, comprehensive income items included in stockholders' equity consisted of cumulative translation adjustments of $1,625 and $(832), respectively. Total comprehensive income (loss) for the first nine months of 1998 was $(5,328) compared to comprehensive income (loss) of $(18,227) for the first nine months of 1999.

6.   Stock Plans and Warrant Exercises

     In February and May 1999, 250,000 shares and 10,000 shares of restricted stock, respectively, were granted to certain employees, resulting in $968 of unearned compensation. During the first nine months of 1999, 10,000 shares of restricted stock were cancelled due to resignations resulting in the reversal of paid-in-capital and unearned compensation of $32. All restricted stock grants are subject to restrictions as to continuous employment. The restricted stock vests 100% on the third anniversary of the grant date. As there is no exercise payment associated with the restricted stock awards, the cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the three year vesting period.

     In February and August 1999, the Company issued 26,172 shares and 41,885 shares of common stock, respectively, under its Employee Stock Purchase Plan. Proceeds of $151 were recorded in conjunction with these purchases.

     In May 1999, 91,412 shares of common stock were issued pursuant to the exercise of stock warrants. These warrants had an exercise price of $2.9375. Proceeds of $268 were recorded in conjunction with this exercise.

7.   Commitments and Contingencies

     In September 1999, the Company decided to settle an employment related lawsuit for $1,000. After discovery and depositions during the Third Quarter 1999, and after a review of jury verdicts in similar cases in the state and county in which the suit was filed, the Company determined that the settlement was in the best interest of the Company.

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

9.   Subsequent Events

     On November 8, 1999 the Company announced that it currently is not in compliance with the newly effective New York Stock Exchange (NYSE) continued listing standards, which require a listed Company to maintain both market capitalization and shareholders' equity at no less than $50,000. The Company's total market capitalization was approximately $35,000 at market close on November 5, 1999 and its shareholders' deficiency was $86,769 at October 2, 1999.

     The Company has submitted a business plan to the Listings and Compliance Committee of the NYSE demonstrating how the Company intends to comply with the new standards by the NYSE imposed deadline of March 2001. The NYSE has indicated that its Committee will either accept the plan (at which time the Company will be subject to quarterly monitoring for compliance with the plan), or not accept the plan (at which time the Company will be subject to NYSE trading suspension and delisting). Should the Company's common shares cease being traded on the NYSE, the Company believes that an adequate alternative trading market would be available.

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

                                                               Europe,                     Americas
                                                            Middle East,                  (excluding
                                             United States     Africa     Asia Pacific  United States)  Eliminations  Consolidated
                                             -------------  ------------  ------------  --------------  ------------  ------------
Nine months ending October 2, 1999:
Net sales to customer.....................      $104,480       $50,236       $27,503        $ 5,983       $   ----      $188,202
Intersegment net sales....................        20,682          ----          ----           ----        (20,682)         ----
Segment pretax profit (loss)..............       (17,316)       (2,050)        5,970         (1,072)          ----       (14,468)

Segment total assets at October 2, 1999...       148,443        26,180         3,703          2,002           ----       180,328

Nine months ending October 3, 1998:
Net sales to customer.....................      $137,239       $63,437       $43,385        $ 7,816       $   ----      $251,877
Intersegment net sales....................        34,213          ----          ----           ----        (34,213)         ----
Segment pretax profit (loss)..............       (13,577)       (3,149)       11,054           (998)          ----        (6,670)

Segment total assets at January 2, 1999...       153,107        33,066         4,834          3,999           ----       195,006

Three months ending October 2, 1999:
Net sales to customer.....................      $ 36,532       $15,552       $ 7,806        $ 1,093       $   ----      $ 60,983
Intersegment net sales....................         5,794          ----          ----           ----         (5,794)         ----
Segment pretax profit (loss)..............        (7,733)       (1,821)        2,163           (124)          ----        (7,515)

Three months ending October 3, 1998:
Net sales to customer.....................      $ 37,943       $22,042       $16,175        $ 2,126       $   ----      $ 78,286
Intersegment net sales....................        11,917          ----          ----           ----        (11,917)         ----
Segment pretax profit (loss)..............        (2,004)       (2,765)        1,491         (1,241)          ----        (4,519)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of three months ended October 3, 1998 to three months ended October 2, 1999

     The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended October 3, 1998 ("Third Quarter 1998") and for the three months ended October 2, 1999 ("Third Quarter 1999").

 (Dollars in thousands, except per share
 amounts)                                                      Three Months Ended
                                             ---------------------------------------------------------
                                               October 3, 1998    %        October 2, 1999       %
                                               ---------------    -        ---------------       -
 Net sales ..............................             $ 78,286   100.0            $ 60,983     100.0
 Gross profit............................               16,044    20.5              14,836      24.3
 Selling, general and administrative
   expenses..............................               19,921    25.4              20,598      33.8
 Royalty income..........................                4,527     5.8               5,251       8.6
 Earnings (loss) from operations.........                  650     0.8                (511)     (0.8)
 Interest expense, net...................                4,660     6.0               5,679       9.3
 Other (income) expense, net.............                  509     0.7               1,325       2.2
 Loss from continuing operations before
   income tax............................               (4,519)   (5.8)             (7,515)    (12.3)
 Income tax expense......................                  459     0.6               1,061       1.7
 Loss from continuing operations.........             $ (4,978)   (6.4)           $ (8,576)    (14.1)
 Net basic and diluted loss per share
   from continuing operations............             $  (0.29)    ---            $  (0.49)      ---
 Extraordinary gain net of tax of $437...             $    704     0.9                 ---       ---
 Net loss................................             $ (4,274)   (5.5)           $ (8,576)    (14.1)
 Net basic and diluted loss per share....             $  (0.25)    ---            $  (0.49)      ---

Net Sales

     Net sales for the Third Quarter 1999 decreased to $61.0 million from $78.3 million for the Third Quarter 1998, a 22.1% decrease. The $17.3 million decrease in net sales was primarily attributable to declines of 29.6%, 28.2% and 19.1% in the cross training, children's and athletic originals categories, respectively, compared to the prior year.

     The Company's net sales continue to suffer from the effects of the athletic footwear market slowdown which has occurred over the past two years. Contributing to the sales decline internationally was the conversion of three wholly-owned subsidiaries in Spain, Portugal and Canada to new licensing agreements, revenues from which are now recorded as royalty income rather than net sales.

     Net sales in the United States decreased 3.9% to $36.5 million for the Third Quarter 1999 from $38.0 million for the Third Quarter 1998. The decline was due to reductions of 26.8%, 8.0% and 4.3% in the cross training, athletic originals and children's categories, respectively, compared to the prior year. These reductions were partially offset by an increase of $2.3 million, or 18.2%, in the basketball category in the Third Quarter 1999.

     Net sales decreased internationally 39.2% from $40.3 million for Third Quarter 1998 to $24.5 million for Third Quarter 1999. The major reduction was in the athletic originals category which declined $6.4 million, or 24.7%, while the children's, basketball and cross training categories declined 69.6%, 69.1% and 42.8%, respectively, compared to the prior year. Net sales in the Pacific region declined 51.7% in Third Quarter 1999 from the prior year primarily in the athletic originals category. Net sales in the Europe, Middle East and Africa ("E.M.E.A.") region were down 29.4% mainly due to the conversion of Spain and Portugal from wholly-owned subsidiaries to licensing agreements.

Gross Profit

     Gross profit decreased to $14.8 million for the Third Quarter 1999 from $16.0 million for the Third Quarter 1998, a reduction of 7.5%. The decrease in gross profit was mainly due to the reduction in net sales volume. As a percentage of net sales, gross profit increased to 24.3% for the Third Quarter 1999 from 20.5% in the prior year. The increase is primarily the result of the athletic footwear market beginning to improve as well as lower inventory levels of basketball and children's products resulting in less sell-off of overstocked and returned products at reduced prices in the Third Quarter 1999.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased 3.5% to $20.6 million for the Third Quarter 1999 from $19.9 million for the Third Quarter 1998. As a percentage of net sales, selling, general and administrative expenses increased to 33.8% for the Third Quarter 1999 from 25.4% in the prior year. Third Quarter 1998 expenses include a one-time credit of $4.9 million related to the reversal of accruals associated with the curtailment of the Company's postretirement medical benefit plan. Excluding this one-time credit, selling, general and administrative expense would have decreased $4.2 million, or 16.9% for the Third Quarter 1999 compared to the prior year. This decrease was primarily the result of reduced spending in the direct sales and international sales/marketing areas.

     In the United States, spending for direct sales expenses decreased by $1.4 million, or 25.5% for the Third Quarter 1999 from the prior year.
Advertising/marketing, research and development and administrative expenses remained level from Third Quarter 1998 to Third Quarter 1999.

     Selling, general and administrative expenses decreased internationally by $2.1 million, or 24.1%, for the Third Quarter 1999 compared to the prior year. Expenses in the E.M.E.A. region were reduced by $2.0 million, or 30.7%, primarily the result of the conversion of subsidiaries in Spain and Portugal to licensees.

Royalty Income

     Royalty income increased 17.8% to $5.3 million for the Third Quarter 1999 from $4.5 million for the Third Quarter 1998. The increase of $0.8 million was mainly due to increased income from the Japan and Latin America regions. As a percentage of net sales, royalty income increased to 8.6% for the Third Quarter 1999 from 5.8% for the Third Quarter 1998.

     International royalty income, which represented 89.4% of the Company's total royalty income, increased 31.2% in the Third Quarter 1999, the result of increased income in all regions. Royalty income increased 24.6% in Japan and 17.0% in the Southeast Asia region, representative of the recovery of the economies in Southeast Asia and the weakening of the U.S. dollar. Royalty income from the E.M.E.A. region increased 47.3% mainly due to the conversion of the Company's Spain/Portugal operating unit to a licensee agreement effective January 1999. Royalty income from the Latin America region increased 114.8% for Third Quarter 1999 from Third Quarter 1998 due mainly to increased income from Chile and income from the new licensee agreement in Argentina.

     Domestic royalty income declined 41.4% for the Third Quarter 1999 compared to the Third Quarter 1998. The decline was primarily the result of weaker royalty income from apparel and eyewear licenses.

Earnings (Loss) from Operations

     The Company recorded a loss from operations of $0.5 million for the Third Quarter 1999 compared to earnings from operations of $0.7 million for the Third Quarter 1998 primarily the result of the factors discussed above. As a percentage of net sales, the loss from operations was 0.8% for the Third Quarter 1999 compared to earnings from operations of 0.8% for the Third Quarter 1998.

Interest Expense

     Interest expense for the Third Quarter 1999 increased to $5.7 million from $4.7 million for the Third Quarter 1998, a 21.3% increase. The increase reflects the higher borrowing levels for the Third Quarter 1999 compared to the Third Quarter 1998 as well as higher interest costs associated with the secured notes issued in September 1998.

Other (Income) Expense

     Other expense for the Third Quarter 1999 of $1.3 million was mainly comprised of a one-time legal settlement of $1.0 million. Third Quarter 1998 other expense of $0.5 million was primarily related to the write-off of the currency translation adjustment resulting from the dissolution of the subsidiary in Japan.

Income Tax Expense

     Income tax expense for the Third Quarter 1999 was $1.1 million compared to $0.5 million for the Third Quarter 1998. The Company continued to increase its deferred tax valuation reserve and established additional valuation allowances of $3.2 million in the Third Quarter 1999 and $1.8 million in the Third Quarter 1998 representing approximately the tax benefit of the quarterly losses.

Loss from Continuing Operations

     Primarily as a result of the factors discussed above, the Company recorded a loss from continuing operations for the Third Quarter 1999 of $8.6 million compared to a loss of $5.0 million for the Third Quarter 1998. The loss from continuing operations for Third Quarter 1999 and Third Quarter 1998 included a charge of $3.2 million and $1.8 million, respectively, to increase the deferred tax valuation reserve. Excluding this charge, the loss from continuing operations was $5.4 million for the Third Quarter 1999 and $3.2 million for the Third Quarter 1998.

Loss Per Share from Continuing Operations

     Basic and diluted loss from continuing operations for the Third Quarter 1999 was $0.49 per share compared to basic and diluted loss of $0.29 per share for the Third Quarter 1998. The loss for the Third Quarter 1999 and Third Quarter 1998 included a charge of $0.18 per share and $0.11 per share, respectively, to increase the deferred tax valuation reserve. Excluding this charge, the loss from continuing operations was $0.31 per share for the Third Quarter 1999 and $0.18 per share for the Third Quarter 1998.

Extraordinary (Gain) Loss, net of tax

     During Third Quarter 1998, the Company reported an outstanding extraordinary gain of $0.7 million, net of tax. The extraordinary gain related to cancellation of outstanding convertible subordinated notes exchanged for newly issued secured notes, net of financing fees that were written off in connection with the debt transactions. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

Net Loss

     The Company recorded a net loss of $8.6 million for the Third Quarter 1999 compared to a net loss of $4.3 million for the Third Quarter 1998. The net loss for Third Quarter 1999 included a charge of $3.2 million to increase the deferred tax valuation reserve. The net loss for Third Quarter 1998 included a charge of $1.8 million to increase the deferred tax valuation reserve and the extraordinary gain of $0.7 million. Excluding this non-operating charge and extraordinary gain, the net loss was $5.4 million for the Third Quarter 1999 and $3.2 million for the Third Quarter 1998.

Net Loss Per Share

     Net loss per share for the Third Quarter 1999 was $0.49 compared to net loss per share of $0.25 for the Third Quarter 1998. The net loss for the Third Quarter 1999 included a charge of $0.18 per share to increase the deferred tax valuation reserve. The net loss for the Third Quarter 1998 included a charge of $0.11 per share to increase the deferred tax valuation reserve and the extraordinary gain of $0.04 per share. Excluding this non-operating charge and extraordinary gain, the net loss per share for the Third Quarter 1999 was $0.31 compared to net loss per share of $0.18 for the Third Quarter 1998.

Comparison of nine months ended October 3, 1998 to nine months ended October 2, 1999

     The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the nine months ended October 3, 1998 ("Nine Months 1998") and for the nine months ended October 2, 1999 ("Nine Months 1999").

 (Dollars in thousands, except per share                              Nine Months Ended
 amounts)
                                           -------------------------------------------------------------------------
                                                October 3, 1998             %         October 2, 1999         %
                                                ---------------           -----       ---------------       -----
 Net sales ..............................              $251,877           100.0              $188,202       100.0
 Gross profit............................                63,596            25.2                48,629        25.8
 Selling, general and
   administrative expenses ..............                71,601            28.4                60,963        32.4
 Royalty income .........................                14,014             5.6                15,033         8.0
 Loss on sale of foreign subsidiaries....                   ---             ---                   543         0.3
 Earnings from operations ...............                 6,009             2.4                 2,156         1.1
 Interest expense, net ..................                13,321             5.3                16,194         8.6
 Other (income) expense, net.............                  (642)           (0.3)                  430         0.2
 Loss from continuing operations
   before income tax.....................                (6,670)           (2.6)              (14,468)       (7.7)
 Income tax expense......................                   987             0.4                 2,927         1.6
 Loss from continuing operations.........              $ (7,657)           (3.0)             $(17,395)       (9.2)
 Net basic and diluted loss per share
   from continuing operations............              $  (0.44)            ---              $  (1.00)        ---
 Extraordinary gain, net of tax of $437..              $    704             0.3                   ---         ---
 Net loss................................              $ (6,953)           (2.8)             $(17,395)       (9.2)
 Net basic and diluted loss per share....              $  (0.40)            ---              $  (1.00)        ---

Net Sales

     Net sales for Nine Months 1999 decreased to $188.2 million from $251.9 million for Nine Months 1998, a decline of 25.3%. The $63.7 million decrease in net sales was attributable to declines of 42.9%, 34.4%, 25.7% and 21.4% in the cross training, children's, basketball and athletic originals categories, respectively, compared to the prior year. These decreases were partially offset by a 22.0% increase in the action sports category.

     Net sales in the United States decreased 23.9% to $104.5 million for Nine Months 1999 from $137.3 million for Nine Months 1998. The decline was primarily due to a reduction of $13.8 million, or 30.4%, in the athletic originals category as well as reductions of 34.3%, 28.7% and 16.2% in the cross training, children's and basketball categories, respectively, compared to the prior year.

     Net sales decreased internationally 27.0% from $114.6 million for Nine Months 1998 to $83.7 million for Nine Months 1999. The major reduction was in the athletic originals category which declined $12.3 million, or 16.3%, while the cross training, basketball and children's categories declined 68.0%, 62.9% and 48.7%, respectively, compared to the prior year. Net sales in the Pacific region declined 36.6% for Nine Months 1999 from the prior year primarily in the athletic originals category. Net sales in the E.M.E.A. region were down 20.8% mainly due to the conversion of subsidiaries in Spain and Portugal.

Gross Profit

     Gross profit decreased to $48.6 million for Nine Months 1999 from $63.6 million for Nine Months 1998, a reduction of 23.6% primarily due to reduced sales volume. As a percentage of net sales, gross profit increased slightly to 25.8% for Nine Months 1999 from 25.2% in the prior year. The increase is due to the slight improvement in the athletic footwear market and the lower sell-off of unsold inventory in the Company's basketball and children's categories.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased 14.8% to $61.0 million for Nine Months 1999 from $71.6 million for Nine Months 1998. The decrease of $10.6 million was the result of reduced spending across all of the Company's functions. As a percentage of net sales, selling, general and administrative expenses increased to 32.4% for Nine Months 1999 from 28.4% in the prior year. Nine Months 1998 expenses include a one-time credit of $9.0 million resulting from the reversal of accruals associated with the curtailment of the Company's post retirement medical benefit plan. Excluding this one-time credit, the decrease in selling, general and administrative expenses would have been $19.6 million, or 24.3% for Nine Months 1999 compared to the prior year.

     In the United States, spending for advertising and marketing was reduced by $5.1 million, or 27.3%, and direct sales expenses decreased by $3.3 million, or 20.9%, for Nine Months 1999 from the prior year. Research and development costs decreased to $4.6 million for Nine Months 1999 from $5.3 million for Nine Months 1998, a decrease of 13.2%. Administrative expenses in the United States decreased by $1.6 million or 10.7%

     Selling, general and administrative expenses decreased internationally by $8.1 million, or 27.7%, for Nine Months 1999 compared to the prior year. Expenses in the E.M.E.A. region were reduced by $6.8 million, or 33.7%, partly the result of the conversion of subsidiaries in Spain and Portugal. The Pacific and Latin America regions also recorded slight reductions.

Royalty Income

     Royalty income increased 7.1% to $15.0 million for Nine Months 1999 from $14.0 million for Nine Months 1998. The increase of $1.0 million was mainly due to increased income from the Southeast Asia and Japan regions. As a percentage of net sales, royalty income increased to 8.0% for Nine Months 1999 from 5.6% for Nine Months 1998.

     International royalty income, which represented 82.9% of the Company's total royalty income, increased 10.0% for Nine Months 1999 primarily as a result of increases of 26.8% in the Southeast Asia region and 10.2% in the Japan region compared to the prior year. The increases are representative of the recovery of the economies in Southeast Asia and the weakening of the U.S. dollar. Royalty income from the E.M.E.A. region increased 8.7% mainly due to the conversion of the Company's Spain/Portugal operating unit to a licensee agreement effective in January 1999. Royalty income from the Latin America region declined by 16.5% from Nine Months 1998 to Nine Months 1999 mainly due to lower income from licensees in Panama and Chile.

     Domestic royalty income declined 6.0% for Nine Months 1999 compared to Nine Months 1998. The decline was primarily the result of weaker royalty income from apparel and eyewear licensees.

Loss on Sale of Foreign Subsidiaries

     In the second quarter of 1999, the Company recorded a pretax loss totaling $0.5 million related to the conversion of its Canada operation from a Company owned subsidiary (direct operating unit) to a third party licensee/distributor arrangement.

Earnings from Operations

     The Company recorded earnings from operations of $2.2 million for Nine Months 1999 compared to $6.0 million for Nine Months 1998 primarily the result of the factors discussed above. As a percentage of net sales, earnings from operations were 1.1% and 2.4% for Nine Months 1999 and Nine Months 1998, respectively.

Interest Expense

     Interest expense for Nine Months 1999 increased to $16.2 million from $13.3 million for Nine Months 1998, a 21.8% increase. The increase reflects the higher borrowing levels for Nine Months 1999 compared to the prior year as well as higher interest costs associated with the secured notes issued in September 1998.

Other (Income) Expense

     Other expense for Nine Months 1999 of $0.4 million was primarily comprised of one-time legal settlement of $1.0 million partially offset by gains realized from foreign exchange contracts and put options. Nine Months 1998 other income of $0.6 million was primarily related to the May 1998 sale of the Company's Reynosa, Mexico manufacturing facility.

Income Tax Expense

     Income tax expense for Nine Months 1999 was $2.9 million compared to $1.0 million for Nine Months 1998. The Company continued to increase its deferred tax valuation reserve and established additional valuation allowances of $7.0 million in Nine Months 1999 and $2.9 million in Nine Months 1998, representing approximately the tax benefit of the nine month losses.

Loss from Continuing Operations

     Primarily as a result of the factors discussed above, the Company recorded a loss from continuing operations for Nine Months 1999 of $17.4 million compared to a loss of $7.7 million for Nine Months 1998. The loss from continuing operations for Nine Months 1999 included a charge of $7.0 million to increase the deferred tax valuation reserve and a loss of $0.3 million net of tax from the sale of foreign subsidiaries. The loss from continuing operations for Nine Months 1998 included a charge of $2.9 million to increase the deferred tax valuation reserve. Excluding these charges, the loss from continuing operations was $10.1 million and $4.8 million for Nine Months 1999 and Nine Months 1998, respectively.

Loss Per Share from Continuing Operations

     Basic and diluted loss from continuing operations for Nine Months 1999 was $1.00 per share compared to basic and diluted loss of $0.44 per share for Nine Months 1998. The loss for Nine Months 1999 included a charge of $0.40 per share to increase the deferred tax valuation reserve and a loss on the sale of foreign subsidiaries of $0.02 per share. The loss for Nine Months 1998 includes a charge of $0.17 per share to increase the deferred tax valuation reserve. Excluding these non-recurring charges, the loss per share from continuing operations for Nine Months 1999 was $0.58 compared to net loss per share from continuing operations of $0.27 for Nine Months 1998.

Extraordinary (Gain) Loss, net of tax

     During Nine Months 1998, the Company reported an extraordinary gain of $0.7 million, net of tax. The extraordinary gain related to cancellation of outstanding convertible subordinated notes of the Company exchanged for newly issued secured notes, net of financing fees that were written off in connection with the debt transactions. (See Note 4 of Notes to Condensed Consolidated Financial Statements.)

Net Loss

     The Company recorded a net loss for Nine Months 1999 of $17.4 million compared to a net loss of $7.0 million for Nine Months 1998. The net loss for Nine Months 1999 included a charge of $7.0 million to increase the deferred tax valuation reserve and a loss of $0.3 million from the sales of foreign subsidiaries. The net loss for Nine Months 1998 included a charge of $2.9 million to increase the deferred tax valuation reserve and the extraordinary gain of $0.7 million. Excluding these charges and extraordinary gain, the net loss was $10.1 million and $4.8 million for Nine Months 1999 and Nine Months 1998, respectively.

Net Loss Per Share

     Net loss per share for Nine Months 1999 was $1.00 compared to net loss per share of $0.40 for Nine Months 1998. The net loss for Nine Months 1999 included a charge of $0.40 per share to increase the deferred tax valuation reserve and a loss on the sales of foreign subsidiaries of $0.02 per share. The net loss for Nine Months 1998 included a charge of $0.17 per share to increase the deferred tax valuation reserve and the extraordinary gain of $0.04 per share. Excluding these charges and extraordinary gain, the net loss per share for Nine Months 1999 was $0.58 compared to net loss per share of $0.27 for Nine Months 1998.

Liquidity and Capital Resources

     As of October 2, 1999 the Company's working capital (net of cash) position decreased $14.3 million to a deficit of $10.5 million from $3.8 million at January 2, 1999. Inventory levels increased $1.2 million. Accounts receivable and prepaid expenses decreased $11.7 million due to decreased sales levels and the Company's efforts to reduce operating costs. Accounts payable, accrued liabilities and income taxes payable decreased $1.8 million while seasonal borrowings increased $5.6 million.

     Total borrowings under the Company's Credit Facility and asset based financing arrangements increased to $81.8 million at October 2, 1999 from $73.8 million at January 2, 1999, reflecting the working capital needs discussed above (see Note 4 of Notes to Condensed Consolidated Financial Statements contained herein).

     For Nine Months 1999 and Nine Months 1998, net cash provided by (required for) operating activities was $(5.6) million and $0.1 million, respectively. Cash required for operating activities in Nine Months 1999 was primarily used to fund the Company's operating requirements. For Nine Months 1998 working capital needs were reduced in line with reduced sales levels. Net cash used by investing activities was $2.0 million for both Nine Months 1999 and Nine Months 1998. Cash invested was for additions to property, plant and equipment of $2.0 million for Nine Months 1999 and $3.2 million for Nine Months 1998 partially offset by proceeds from the sale of the Reynosa facility in May 1998. Net cash provided by financing activities of $6.0 million for Nine Months 1999 consisted primarily of proceeds from the revolving credit facility. Net cash used by financing activities of $1.5 million for Nine Months 1998 consisted primarily of a net reduction in revolving loans offset by proceeds received from the issuance of secured notes of $24.0 million.

     As discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements, in May 1999, the Company's Credit Facility was amended to allow for $6.0 million of additional borrowing base through July 1999. In July, the $6.0 million was extended through a new amendment until October 31, 1999, at which point the $6.0 million was extended through November 15, 1999. On November 15, 1999, the Credit Facility was amended to extend the $6.0 million additional borrowing base through February 15, 2000. The November 15, 1999 amendment to the Credit Facility also decreased the total commitment under the Credit Facility from $120.0 million to $90.0 million and increased the interest rate under the Credit Facility to the Adjusted LIBOR Rate (as defined therein) plus a margin of three percent per annum.

     At October 2, 1999, the Company was not in compliance with the financial covenant contained in the Credit Facility and in the Secured Note agreement. On November 15, 1999 the Company obtained a waiver of the financial covenant from the Banks for the Credit Facility and exercised the one-time automatic waiver of default contained in the Secured Note agreement to cure the Secured Note default. The Company anticipates that it will be in compliance with the covenants contained in the Secured Note agreement for the next twelve months. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors such as alternative and/or supplemental financing arrangements. Should the Company not be in compliance with covenants in the future, the amounts outstanding under the Credit Facility and the Secured Notes will be payable upon demand in the absence of a waiver.

Backlog

     At the end of the Third Quarter 1999, the Company's global backlog was $89.8 million, compared to $109.3 million at the end of the Third Quarter 1998, a decrease of 17.8%. The 1998 backlog figure has been adjusted to eliminate the Company's backlog in Spain, Portugal and Canada where the Company's subsidiaries subsequently were converted to licensee/distributor arrangements. The Company's children's and athletic originals categories recorded declines of 41.2% and 25.3%, respectively, offset by improvements of 8.4% in the basketball category and 17.1% in the cross training category. The United States order backlog increased by 6.2% but was more than offset by international backlog which decreased 39.5%. The decline was primarily the result of the continued industry-wide soft demand for athletic footwear. The amount of backlog at any particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacture and shipment of the Company's products. Accordingly a comparison of backlog as of two different dates is not necessarily meaningful. In addition, the backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company owned retail stores may vary from year to year.

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

     Currently, the Company has completed approximately 98% of the work believed to be required to bring all internal systems into compliance. Converse's current target is to complete all remaining work by the end of November 1999.

     External Year 2000 Compliance. The Year 2000 Project Team reviewed all
     -----------------------------
material relationships between Converse and each of its vendors and suppliers and determined which ones were critical to Converse's business and operations. The Company addressed each category as follows:

               "Critical" Suppliers. Converse deemed 165 of its vendors and
                -------------------
          suppliers to be "critical" to the Company's business and operations. Converse has sent each of its critical suppliers a detailed Year 2000 readiness questionnaire and checklist, followed in some cases by formal communication and/or site visits. Response rate to date is 97%, with 93% of the respondents indicating all systems have been or will be verified Year 2000 compliant. For those critical suppliers that do not respond or that do not have adequate compliance plans, Converse is developing contingency plans that assume an estimated level of noncompliance. These plans will likely consist of early purchase of materials, components, work-in-process or finished goods. Even so, these contingency plans are subject to much uncertainty and may not be sufficient to mitigate any business interruption. Thus, some material adverse impact to Converse may result from one or more third parties regardless of Converse's defensive contingency plans.

               "Non-Critical" Suppliers. The Company sent letters to 2,193
                -----------------------
          suppliers and vendors deemed to be "non-critical" advising them of the Year 2000 Problem and requesting that they address compliance. Non-compliance by such suppliers would not have a material adverse affect on the Company.

     Costs Associated with Year 2000 Compliance.

     Through the Third Quarter 1999 the Company spent approximately $2.6 million on incremental costs associated with the Year 2000 Problem. These costs consisted of new hardware and software as well as the cost of contracted programmers and the salaries and fringe benefits of employees dedicated to addressing the Year 2000 Problem. These costs have been funded through operating cash flows. Approximately $1.2 million of this amount relates to hardware and software which the Company has capitalized and the remainder has been expensed as incurred. The Company estimates that minimal additional expense will be incurred during the remainder of 1999 to complete this process. These additional expenditures will be comprised of some additional new hardware and software, as well as the cost of contracted programmers and the salaries and benefits of employees dedicated to addressing the Year 2000 Problem. These estimates are based on currently available information and may change in the event of unforeseen future developments.

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

Forward-looking statements

     Any statements set forth above which are not historical facts, including the statements concerning the outlook for sales, earnings and anticipated cost savings, and the product and industry developments for 2000 and the Year 2000 Problem are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the Company, the competitive pricing environment and inventory levels within the footwear and apparel industries, consumer demand for athletic footwear, market acceptance of the Company's products, the strength of the U.S. dollar and the success of planned advertising, marketing and promotional campaigns and other risks identified in documents filed by the Company with the Securities and Exchange Commission. Risks associated with the Year 2000 Problem include the availability of financial resources and manpower, the Company's ability to discover and correct the Year 2000 Problems and the ability of third party vendors and suppliers to bring their systems into Year 2000 compliance.

Item 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company's exposure to market risk associated with changes in interest rates relates primarily to its debt obligations. The Company's Credit Facility bears interest at the Prime Lending Rate (as defined therein) plus 1% or the adjusted LIBOR (as defined therein) plus 3.0%. The Company's foreign borrowings also have variable interest rates. The Company's Convertible Notes and Secured Notes bear fixed rates of interest. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources for further information. Converse does not use derivative financial instruments to hedge its interest rate risks.

Foreign Currency Risk

     Converse sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although Converse has some of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve the markets in Western Europe, Japan and Australia. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries and royalty income from sources outside the United States, the Company may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with duration's of generally from three to twelve months.

     As of October 2, 1999, the Company had outstanding foreign exchange forward contracts as follows:

                                                                           (currency per USD)
                                                           Notional              Average            Estimated
                                                           Amount            Contract Rate          Fair Value
                                                                             -------------
                                                                         (Dollars in thousands)
Foreign exchange sell forward contracts:
   Japanese Yen....................................        $4,524.8            112.74               $(299.6)
   Australian Dollar...............................        $  876.2              1.59               $ (31.9)
   Spanish Pesetas.................................        $  140.2            139.80               $  21.9

Foreign exchange buy forward contracts:
   Japanese Yen....................................        $1,115.4            112.77               $ (67.9)

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

Item 2.           Changes in Securities.

                        Not Applicable

Item 3.           Defaults Upon Senior Securities.

                  As of October 2, 1999, the Company was in default of a financial covenant. The default was subsequently waived. See description under "Management's Discussion and Analysis of Financial Conditions and Results of Operations--Liquidity and Capital Resources."

Item 4.           Submission of Matters to a Vote of Security-Holders.

                        Not Applicable

Item 5.           Other Information.

                        Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits. The following exhibits are contained in this report:

                        10.1 Seventh Amendment dated October 31, 1999 to Credit Agreement dated May 21, 1997.

                        10.2 Eighth Amendment dated November 15, 1999 to Credit Agreement dated May 21, 1997.

                        27    Financial Data Statement

                  (b)   Reports on Form 8-K.

                        There were no reports on Form 8-K filed during the quarter ended October 2, 1999.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 1999                             Converse Inc.


                                               By:   /s/ Donald J. Camacho
                                                     --------------------------
                                                     Donald J. Camacho
                                                     Senior Vice President and
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                    Description
----------                     -----------


10.1 Seventh Amendment dated October 31, 1999 to Credit Agreement dated May 21, 1997.

10.2 Eighth Amendment dated November 15, 1999 to Credit Agreement dated May 21, 1997.

27       Financial Data Statement