Form 10-K405
period 1999-12-31
CONVERSE INC
filed 2000-04-17
CIK 716934

=============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED January 1, 2000.

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

TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE
                                                     ON WHICH REGISTERED
                                     None


         Securities registered pursuant to Section 12 (g) of the Act:

                        Common stock, without par value

                  7% Convertible Subordinated Notes due 2004

          ----------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 23, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $5,750,346 based on the closing sales price of the registrant's common stock as reported on the Over-The-Counter as of such date ($1.062).

     Indicate with a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(D) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. YES [X] NO [_]

     As of March 23, 2000, 17,513,861 shares of the registrant's Common Stock were outstanding.

================================================================================

                                 CONVERSE INC.
                          ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                    PART I.

Item 1.    Business........................................................   1
             Products......................................................   1
             Marketing and Product Development.............................   3
             Sales and Distribution........................................   3
             Licensing Agreements..........................................   4
             Sourcing and Manufacturing....................................   4
             Research and Development......................................   5
             Backlog.......................................................   6
             Competition...................................................   6
             Trademarks and Patents........................................   6
             Environmental Matters.........................................   6
             Employees.....................................................   7
             Risk Factors..................................................   7

Item 2.    Properties......................................................   9

Item 3.    Legal Proceedings...............................................   9

Item 4.    Submission of Matters to a Vote of Security Holders.............   9

                                   PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................  10

Item 6.    Selected Financial Data.........................................  11

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  12

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk         22

Item 8.    Financial Statements and Supplemental Data......................  23

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  23

                                   PART III.

Item 10.   Directors and Executive Officers of the Registrant..............  24

Item 11.   Executive Compensation..........................................  27

Item 12.   Security Ownership of Certain Beneficial Owners and Management..  30

Item 13.   Certain Relationships and Related Transactions..................  30

                                   PART IV.

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K........................................................  31

                                   SIGNATURES

           Signatures......................................................  34

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

                                    PART I
                                    ------

ITEM 1.  BUSINESS.
------------------

     Converse is a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children and a global licensor of sports apparel, accessories and selected footwear. The Company, founded in 1908, began establishing its authentic footwear heritage with the introduction of its original canvas Chuck Taylor basketball shoe in 1923. Throughout its 92-year history, Converse has achieved a high level of brand name recognition due to its reputation for high performance products, quality, value and style. Through its well-known Converse All Star brand, the Company has consistently maintained its position as the American performance brand with authentic sports heritage by being among the top ten suppliers of athletic footwear in the U.S.

     In 1999, the Company's footwear products were offered in four product categories: performance, athletic originals, children's, and action sports.
The performance category is comprised of basketball and training footwear for athletes and typically features innovative design and construction and various proprietary performance technologies. Converse's athletic originals category is centered on the Converse(R) Chuck Taylor(R) All Star(R) canvas athletic shoe, which management believes is the world's all time best-selling athletic shoe with over 570 million pairs sold since its introduction. Converse's children's category consists of colorful and imaginative footwear especially for kids, as well as children's sized versions of the Company's performance and athletic originals footwear. The Company entered the action sports category in 1998, focusing on alternative sports such as skateboarding, in order to capitalize on the dramatic growth in the popularity of these individualistic sports.

     The Company's products are distributed in over 110 countries to approximately 6,000 customers, which include specialty athletic, sporting goods, department and shoe stores, as well as to 28 Company-operated retail outlet stores. In 1999 the Company reported net sales of $231.8 million. However, this figure understates the total worldwide presence of Converse-branded products since a large amount is sold through licensees, and Converse recognizes only a percentage of these licensees' sales, which it records as royalty income. Global wholesale sales of Converse-branded products, which include direct sales by the Company to retailers, sales by Converse distributors and sales of licensed products by Converse licensees, were approximately $571 million in 1999, of which over $396 million, or approximately 69%, were outside of the United States.

PRODUCTS

     In 1999, the Company concentrated its marketing, product development and sales efforts on its four categories: performance, athletic originals, children's, and action sports.

Performance

     Converse performance footwear offerings include models for basketball, training, and cheering activities that feature one or more proprietary performance technologies developed by the Company. The largest segment of the Company's performance footwear is basketball, which represents 85% of the performance category sales. Performance shoes are targeted toward serious athletes. To strengthen its performance business, in November 1999 the Company introduced a $100 basketball shoe that contains helium technology. The Company plans to broaden its line of helium-oriented products during 2000 into the other performance segments of training, running and action sports and to offer other basketball models. The Company sells its basketball footwear at suggested retail prices ranging from $45 to $100, and its training shoes from $50 to $75 through an extensive network of athletic specialty, sporting goods, department and shoe stores.

Athletic Originals

     Converse's athletic originals footwear line is divided into three segments: classics, men's and women's. The cornerstone of this product line continues to be the Chuck Taylor(R) All Star(R) canvas athletic shoe. Since its introduction in 1923 as the world's first basketball shoe, the Company has sold over 570 million pairs, and management believes it to be the all-time best selling athletic shoe. Although the styling of athletic original shoes has remained unchanged over time, the Company regularly introduces new colors and fabrics to expand their appeal and meet changing fashion trends. The men's and women's athletic originals products have been inspired by Converse's rich athletic heritage and market demand for contemporary evolutions. Footwear in this category sells at suggested retail prices ranging from $25 to $65 in athletic specialty, sporting goods, department and shoe stores, as well as specialty apparel retailers.

Children's

     The Company has recently implemented a new strategy in the children's product category that revolves around offering colorful and imaginative footwear designed specifically for children. The Company continues to offer its traditional children's sized versions of the Company's performance, athletic originals and action sports product lines. Children's products are sold at suggested retail prices from $18 to $40 through athletic specialty, children's bootery, sporting goods and department stores.

Action Sports

     In 1998, Converse made the strategic decision to enter the action sports category, a rapidly growing product category that focuses on alternative sports such as skateboarding. This line continued to expand its offerings throughout 1999. Action sports products offer a mix of urban, flashier, color-intensive stylings for the younger, more fashion-conscious consumer as well as technical innovations for the serious athlete. The Company has deliberately sought to keep the distribution of its action sports products more limited to maintain their appeal. Products are offered through independent skate shops and select retail customers. Most of the action sports line is priced between $60 and $90.

Sports Apparel, Accessories and Selected Footwear Licensing (Royalty Income)

     Converse utilizes licensees who manufacture or purchase and distribute sports apparel, accessories and selected footwear to provide consumers globally with Converse-branded products from head-to-toe. Converse has entered into a number of separate licensing agreements permitting the licensees to design and market selected products under the Converse brand name within specific markets. Japanese licensees accounted for approximately 39.4% of Converse's total worldwide royalty income in 1999. Royalty income in the Pacific Region, including Japan, contributed 63.1% of total worldwide royalty income. Royalty income generated in the U.S. represented approximately 13.8% of total worldwide royalty income in 1999. Royalty income for 1997, 1998, and 1999 was $22.6, $20.2 and $20.5 million, respectively.

     On November 29, 1999, Converse announced the sale of all its non-footwear trademarks in Japan and the assignment of its Japanese non-footwear trademark license agreements to Itochu Corporation for $25.0 million cash. Those trademarks and licenses generated $4.2 million of licensing revenue in 1999. Royalty income for 1997, 1998 and 1999, adjusted to eliminate the income generated by the rights sold, was $16.1, $14.3, and $16.3 million, respectively.

MARKETING AND PRODUCT DEVELOPMENT

     The Company's rich heritage is the cornerstone of the Converse brand. Classic products like the Chuck Taylor(R) All Star(R) and Jack Purcell(R) have endured the test of time and continue to be in demand throughout the world. Consumer base for these products offer great commercial potential and additional opportunities in the marketplace. The Company continues to develop new products which are directly inspired by its classic heritage and supported by the Company's consumer research.

     The Company plans to capitalize on its significant investment in research and development by expanding its helium-oriented product line. Converse is the first footwear manufacturer to harness the lighter-than-air helium atom by developing a revolutionary polymer that is impermeable by the helium atom and encapsulates them in a material known as Nanofilament(TM). This new helium technology is designed to improve the performance needs of serious athletes. The technology debuted with the All Star(R) He:01 basketball shoe during the 1999 Holiday season.

     To complement its marketing strategies, Converse cultivates the endorsement and promotion of its footwear among athletes. The Company's endorsers include prominent current NBA athletes, such as Karl Malone and Jalen Rose, as well as NBA athletes from an earlier era, such as Julius "Dr. J" Erving. Management believes that there are substantial opportunities for these endorsers to influence its target customers and to further build the Converse All Star(R) brand through focused and integrated marketing strategies.

SALES AND DISTRIBUTION

     The Company's products are distributed in over 110 countries to approximately 6,000 customers, including athletic specialty, sporting goods, department and shoe stores, as well as to 28 Company-operated retail outlet stores. Beginning in 1996, the Company has significantly increased its distribution through athletic specialty retailers that showcase the coordinated head-to-toe products offered by the Company and its licensees.

United States Market

     The Company's 34-member U.S. sales force markets Converse footwear through approximately 3,600 active retail accounts. In 1999, domestic sales represented 57% of Company net sales. Since 1998, the Company has refined its distribution strategy to increase its focus on key growth accounts such as athletic specialty retailers. Various select national accounts are serviced by five account executives who focus on the product and merchandising needs of these retailers. A majority of the Company's larger domestic customers are served by an electronic data interface ("EDI") ordering system. In addition, a quick response system has been implemented with a number of the Company's high volume accounts. The quick response system provides for rapid replenishment of retailer stock through an inventory management process that produces constant "on hand" inventory quantities.

International Market

     The Company currently markets its products in approximately 110 countries outside of the United States through subsidiaries, branch offices, independent distributors and licensees. Non-U.S. sales accounted for 43% of total net sales in 1999.

     In the key Western European markets of France, Benelux, United Kingdom, Germany and Scandinavia, Converse has wholly-owned operating units of the Company. These Converse operating units are responsible for the marketing and distribution of Converse-branded footwear, apparel and accessories to sporting goods, department and specialty stores within these territories. In 1998, the Company began a program of converting several of its wholly-owned foreign operations into licensee/distributor arrangements. This process has been completed in Spain, Portugal, Canada, Mexico and Italy. The completed conversions have already reduced operating expenses by $5.0 million and added royalty income of $1.2 million on an annualized basis. Upon the successful conversion of it's wholly-owned subsidiaries with foreign operations into licensee/distributor agreements, it is estimated that there would be a further reduction of $11.4 million in expenses and an additional $3.2 million of royalty income. Sales in Eastern Europe, the Middle East, Africa and Latin America continue to be made through independent licensees/distributors. See Note 18 of Notes to Consolidated Financial Statements.

     Sales of footwear in the Pacific region are also made through independent licensees/distributors, the largest of which is MoonStar Chemical Corporation, the Company's exclusive distributor of footwear in Japan since 1980. MoonStar contributes approximately 17% to the Company's total net sales worldwide. Prior to the November 1999 sale of Japanese non-footwear trademarks, the Pacific region also contributes the largest percentage of international licensing income.

     The Latin American market is supplied by five footwear licensees/distributors and four apparel licensees.

LICENSING AGREEMENTS

     Converse contracts with licensees who manufacture or purchase and distribute sports apparel, accessories and selected footwear to provide customers globally with head-to-toe Converse-branded products. Converse has entered into a number of separate licensing agreements permitting the licensees to design and market selected products under the Converse brand name within specific markets.

     Under the terms of Converse's licensing arrangements, all products designed by licensees, as well as the related advertising, must be approved in advance by Converse. In addition, the license agreements give Converse the right to monitor the quality of the licensed products on an ongoing basis.

     The following table details sales by Converse's licensees and the related royalty income to Converse:

                                                                       Fiscal Year Ended
                                      ------------------------------------------------------------------------------------
                                           January 3, 1998              January 2, 1999              January 1, 2000
                                           ---------------              ---------------              ---------------
                                                                    (Dollars in thousands)
Total sales by licensees:
    Footwear.......................              $141,344                   $121,666                        $147,588
    Apparel and accessories........               208,866                    179,330                         143,823
                                                ---------                  ---------                       ---------
Total..............................              $350,210                   $300,996                        $291,411
                                                =========                  =========                       =========

Total royalty income:
    Footwear.......................              $ 10,013                   $  9,776                        $ 11,809
    Apparel and accessories........                12,556                     10,399                           8,657
                                                ---------                  ---------                       ---------
Total..............................              $ 22,569                   $ 20,175                        $ 20,466
                                                =========                  =========                       =========

     Royalty income going forward will be affected by the sale of the Company's non-footwear trademarks and licenses in Japan to Itochu Corporation, as described above. The Company anticipates that this reduction in royalty income will be offset by increased licensing income from the conversion of foreign operations thereby maintaining a consistent stream of royalty income. In addition, the Company is seeking to complete a transaction that would securitize its future royalty income derived from its trademarks and licenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Future Financing Needs."

SOURCING AND MANUFACTURING

     The majority of the Company's footwear models are sourced from various Far East manufacturers. However, most of the Company's athletic originals products are manufactured domestically by Converse.

Sourcing

     In 1999, approximately 55% of all Converse footwear was sourced from a variety of Far East manufacturers on a per order basis. These manufacturers produce the Company's footwear according to the Company's own design specifications and quality standards. Sourcing is managed by the Company's corporate headquarters in the United States. In selecting contractors, Converse attempts to use manufacturers that specialize in the type of footwear being produced and to avoid over reliance on any particular supplier by having a sufficient diversity of manufacturing resources. The Company utilizes one sourcing agent in Taiwan who assists the Company in selecting and overseeing third party contractors, ensuring quality, sourcing fabrics and monitoring quotas and other trade regulations. The Company's production staff and independent sourcing agent together oversee all aspects of manufacturing and production.

     In 1999, the Company used 11 manufacturers located in China, Taiwan, Macau, Vietnam and the Philippines. While one manufacturer produced approximately 20% of the Company's products, the Company believes any manufacturer can be replaced, if necessary, subject to short-term supply disruptions. Many of the manufacturers utilized by Converse are also used by the Company's competitors.

Manufacturing

     Converse is the largest manufacturer of athletic footwear in the United States, producing approximately 5.6 million pairs domestically in 1999.
Converse owns and operates a 385,000 square foot manufacturing facility in Lumberton, North Carolina, and leases manufacturing facilities in Mission, Texas (55,000 square feet) and Reynosa, Mexico (100,000 square feet). The majority of sales generated from the Company's athletic originals category are from models manufactured at the Lumberton facility, with supplemental production in Mission. Leather cutting and stitching are performed in Reynosa in order to capitalize on lower labor costs. This provides the Company with the ability to supply classic models with the "Made in the U.S.A." label which is an important consumer criterion for certain overseas markets.

     The domestic manufacturing of Converse's athletic originals products has enabled the Company to utilize an EDI/quick response system with some of its major customers. Management believes that its ability to produce its best-selling athletic originals models with significantly shorter lead-times than foreign-sourced products is a competitive advantage.

     The principal materials used in Converse's athletic originals footwear products are canvas, linen and rubber. The Company purchases its raw materials from diverse suppliers. Converse purchases dyed canvas raw material primarily from four dyehouses, with its largest dyehouse accounting for approximately 8% of raw material purchased during 1999. The Company believes that any supplier can be replaced, if necessary, subject to short-term supply disruptions.

RESEARCH AND DEVELOPMENT

     Converse is a leading innovator of new footwear technologies. The Company spent $8.8 million, $7.7 million and $6.2 million on research and development in 1997, 1998 and 1999, respectively. Converse's state of the art biomechanics laboratory, located in a leased facility near the Company's headquarters, continually conducts research on new performance-enhancing technologies. The Company's engineers are involved in the design stages of athletic footwear to help develop new technologies and attributes to improve the function of shoes for specific sports. The Company maintains a full set of production equipment at its biomechanics laboratory to develop prototypes, and to ensure that new products can be manufactured efficiently to Converse's specifications. In addition, Converse maintains a chemistry laboratory that develops and tests midsole and outsole compounds, adhesives and fabrics for use in its products.

     Many of Converse's basketball shoes use the patented REACT(R) shock absorption technology. REACT gel is a polymer encapsulated in the heel and forefoot regions of the midsoles of Converse basketball shoes that attenuates shock as athletes run and jump and force pressure on their feet.

     In 1999, Converse developed a breakthrough method to encapsulate helium molecules with a technology that results in an extremely lightweight shoe that delivers cushioning, stability and comfort. Designed to be among the lightest cushioning technologies available, the helium technology will improve the performance needs of serious athletes. Converse is the first footwear manufacturer to harness the lighter-than-air helium molecule by developing a revolutionary polymer that is impermeable by the helium molecule. A cylindrical metallic gray helium capsule is visible through a clear window on the outsole and midsole of the shoes and is attached to the heel of the inner bootie. A Converse polymer known as Nanofilament(TM) (patent pending) allows the helium capsule to trap the helium molecules and prevents them from escaping.

BACKLOG

     At the end of 1999, the Company's global backlog after adjustments for the conversion of Iberia, Canada, and Italian subsidiaries, was $75.6 million, compared to $82.0 million at the end of 1998. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. The Company continues to convert its international wholly-owned operating units to new licensee arrangements which, based on the results of conversions already completed, will reduce the Company's global backlog and lower future net sales, while increasing royalty income. Accordingly, a comparison of the actual backlog as of two different dates is not necessarily meaningful.

COMPETITION

     The athletic footwear market is highly competitive. Industry participants compete with respect to fashion, price, quality, performance and durability. During the second half of 1997, there was an overall weakening of the athletic footwear and apparel market which resulted in an oversupply of inventory in the marketplace. This weakness and oversupply of inventory continued through 1999. Competitors in the athletic footwear industry in the United States can be broken down into several groups. Nike Inc. ("Nike"), with 1999 estimated U.S. footwear revenues exceeding $3 billion, controls over 43% of the U.S. athletic footwear market. Reebok International, Inc. ("Reebok") and adidas-Solomon AG ("adidas"), each with 1999 estimated U.S. footwear revenues of approximately $900 million, each control over 12% of the U.S. athletic footwear market. New Balance Athletic Shoe, Inc. ("New Balance"), with 1999 estimated U.S. footwear revenues of approximately $550 million, controls over 7% of the U.S. athletic footwear market. Each of these companies has full lines of product offerings, competes with Converse in the Far East for manufacturing sources, distributes to more than 10,000 outlets worldwide and spends substantially more on advertising and promotion than Converse. Stride Rite Corporation and K-Swiss, Inc. each have 1999 U.S. branded athletic footwear revenues of between $200 million and $300 million. Both of these companies also compete with Converse for access to foreign manufacturing facilities. In addition to these competitors, there are companies with U.S. revenues of under $200 million, including Vans, Airwalk, ASICS, Foot-Joy, Fila U.S.A., Inc. and Saucony, among others. Some of these companies emphasize footwear in categories such as running, tennis, golf or team sports which are currently not being produced by the Company. Worldwide footwear industry data is unavailable, but the largest companies worldwide are believed to be Nike, Reebok and adidas.

TRADEMARKS AND PATENTS

     Converse utilizes trademarks on virtually all of its footwear, licensed apparel and accessories. Converse's main trademarks are "Converse(R) All Star(R)", "Chuck Taylor(R)" and "REACT(R)" name and design and the "Converse All Star Chuck Taylor Patch" and "All Star and Design" logos. In addition to those main trademarks, from time to time Converse registers and/or uses other special trademarks for new product lines, products or features. Converse believes that these trademarks are important in identifying products with the Converse brand image, and the trademarks are often incorporated prominently in product designs.

     The Company believes the Converse brand to be its most important and valuable marketing asset and generally seeks protection for its trademarks in significant foreign markets. The Company maintains and preserves its trademarks and the related registrations and aggressively protects such rights by taking appropriate legal action against infringement, counterfeiting and misuse when warranted. It is impossible to estimate the amount of counterfeiting involving Converse products or the effect such counterfeiting may have on Converse's revenue and brand image.

     The Company has a variety of patents, including a number of U.S. and foreign patents and patent applications on its helium and REACT(R) technologies. The Company is not aware of any material claim of infringement or other challenges to the Company's right to use any of its trademarks, tradenames, or patents.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to the operation and removal of underground storage tanks and the storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes. The nature of the Company's operations exposes it to the risk of claims with respect to environmental matters and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims.

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

EMPLOYEES

     As of January 1, 2000, Converse employed 2,024 individuals, of which 1,311 were in manufacturing, and 713 were in sales, administration, development and distribution. Management believes its relationship with its employees to be good. Converse has not experienced any material work stoppages or strikes in recent years. The Reynosa, Mexico manufacturing workforce, representing approximately 28% of Converse's work force, is represented by a union.

RISK FACTORS

     Investors should carefully consider the following factors, together with other information contained in this Report, in evaluating an investment in the Company.

Adverse Industry Conditions Continue

     Since 1997, there has been a significant slowdown in the branded athletic footwear industry. In 1998, U.S. athletic footwear sales declined 6%, both in retail dollars spent and pairs sold, the most severe decline since 1992. In 1999, weak industry conditions continued, led by the diminishing importance of basketball shoes worn casually all over the world. Running shoes remained the hot category during 1999 with retail sales outside the U.S. growing 11% to $2.614 billion. Non-U.S. sales of basketball footwear, the former leading category, declined 14% to $2.002 billion. Our sales decline in 1999 is indicative of the continued industry-wide reduced demand for athletic footwear of the type sold by the Company. Consumer spending for athletic footwear in the U.S. market remained essentially unchanged in 1999 at $13.7 billion in retail sales compared to $13.8 billion in 1998. Although the number of pairs sold decreased by 3.8% in 1999, the average selling price per pair increased by 3.5%.

     The declines in athletic footwear sales in 1998 and 1999 are attributable to three major negative trends:

     . Shift in consumer preference away from athletic footwear towards casual product offerings such as "brown" shoes, in response to casualization trends in apparel and a relaxation of workplace dress codes.

     . Increasing competition from designer and urban brands as they enter the footwear market. These brands target the style-conscious 12-24 year-old customers, who favor fashion over performance and no longer buy multiple pairs of athletic shoes.

     . U.S. sales of basketball shoes have declined over 33% from $3.0 billion in 1997 to $2.0 billion in 1999. While basketball shoe sales have been falling for a few years, 1998 and the first half of 1999 were particularly hurt by the NBA lockout, the retirement of Michael Jordan and the emergence of younger marquee NBA players whose brand identities are not yet defined.

     These trends may continue and impair the Company's ability to increase sales of our footwear products.

We May Not Be Able to Obtain Necessary Financing

     On March 31, 2000, we announced that for several months we have been working with our financial advisor, Universal Credit Corp., a specialty investment bank minority owned by Deutsche Bank and Prudential Securities, on a financing transaction which would securitize our trademarks, licensing agreements and all related future royalty income.

We need the proceeds of this financing or an alternate arrangement in order to respond to challenges within our industry and improve operating results, but there is no assurance that we will complete this or another transaction.

Rapidly Changing Consumer Tastes Can Adversely Affect Our Business

     There are many competitors in our markets with substantially greater financial resources, production, marketing and product development capabilities. Our performance may be hurt by our competitors' product development, sourcing, pricing, innovation and marketing strategies. The impact that electronic commerce will have in the future on the retail industry is uncertain, but there is no assurance that any such impact will not adversely affect our business.

     The footwear industry specifically, and the fashion industry in general, are subject to rapid and substantial shifts in consumer tastes and preferences. The fashion industry and retail industry are exposed to sudden shifts in consumer trends and consumer spending, on which our results are, in part, dependent. Consumer acceptance of our new products may fall below expectations and the launch of new product lines may be delayed. Our results are affected by the buying plans of our customers in the wholesale business, which include large athletic specialty stores, as well as smaller retailers. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to a decision by the controlling owner of a store chain, to decrease the amount of footwear products purchased from us. Moreover, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize or realign in ways which could decrease the number of stores, or the amount of shelf space, that carry our products.

Oversea Production Risks Affect Our Business

     The Company purchases a substantial amount of athletic footwear overseas and expects to do so for the foreseeable future. International sourcing subjects the Company to the risks of doing business abroad. Such risks include expropriation, acts of war, political disturbances, political instability and similar events, including trade sanctions, loss of normalized trade relations status, export duties, import controls, quotas and other trading restrictions. Moreover, we rely heavily on independent third-party manufacturing facilities, primarily located in China, to produce our products. If trade relations between the U.S. and China, or other countries in which our products are manufactured, deteriorate or are threatened by instability, our business may be adversely impacted. We cannot predict the effect that changes in the economic and political conditions in China could have on the economics of doing business with Chinese manufacturers. Although we believe that we could find alternative manufacturing sources for our products with independent third-party manufacturing facilities in other countries, the loss of a substantial portion of our Chinese manufacturing capacity could have a material adverse effect on our business. Also, if we were required to relocate a substantial portion of our manufacturing outside of China, there can be no assurance that we could obtain as favorable economic terms, which could adversely affect our performance.

Risks Associated with International Sales and Fluctuations in Currency Exchange Rates May Affect Our Results

     International sales represent a significant portion of total net sales. International sales are made through Company-owned subsidiaries denominated in local currencies and through independent distributors denominated in U.S. dollars. Future operating results will depend, in part, on our ability to maintain or replace independent distributor relationships in key markets as existing agreements expire. Additionally, changes in demand resulting from fluctuations in currency exchange rates may affect our international sales. All distributor sales are denominated in U.S. dollars and an increase in the value of the U.S. dollar relative to foreign currencies could make Converse products less competitive in those markets. During 1999, the Company used foreign currency options to protect us from the effect of changes in foreign exchange rates on statement of operations with respect to European subsidiaries. International sales and operations may also be subject to risks such as the imposition of governmental controls, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations and managing accounts receivable. In addition, the laws of certain countries do not protect Converse's products and intellectual property rights to the same extent as the laws of the United States. Any of these factors could have a material adverse effect on Converse.

Impact of Year 2000

     The Company began the process of executing the necessary code changes and upgrading existing systems in 1996 and completed its Year 2000 software program conversions for its critical systems during 1999. From 1996 through January, 2000, the Company spent approximately $2.6 million on incremental costs associated with the Year 2000 program. As of March 31, 2000, the Company has not experienced any Year 2000 problems either internally or from outside sources. However, since it may take several additional months before it is known whether the Company or third party suppliers, vendors or customers may have undergone Year 2000 problems, no assurances can be given that the Company will not experience losses or disruptions due to Year 2000 computer related issues.

Certain Stockholders Have the Ability to Control Converse

     Apollo Investment Fund, L.P. ("Apollo") and its affiliate Lion Advisors, L.P., on behalf of an investment account under management ("Lion"; Apollo and Lion together being referred to herein as the "Apollo Stockholders"), together beneficially owned approximately 64% of our outstanding Common Stock. By reason of their ownership of shares of Common Stock, the Apollo Stockholders have the power effectively to control or influence control of Converse, including in elections of the Board of Directors and other matters submitted to a vote of our stockholders, including extraordinary corporate transactions such as mergers. The Apollo Stockholders may exercise such control from time to time. A majority of the Board of Directors consists of individuals affiliated with Apollo and Lion.

ITEM 2.  PROPERTIES.
--------------------

     Converse owns or leases the following principal manufacturing plants, offices and warehouses:

                                                                        Floor Space
Location                        Type of Facility                       (Square Feet)     Owned/Leased
--------                        ----------------                       -------------     ------------
North Reading, MA.............  Headquarters                                 106,800         Owned
Wilmington, MA................  Research and Development Facility             23,192         Leased
Lumberton, NC.................  Manufacturing Plant                          386,781         Owned
Charlotte, NC.................  Distribution Center                          437,700         Leased
Reynosa, Mexico...............  Manufacturing Plant                          100,948         Leased
Mission, TX...................  Manufacturing Plant                           55,552         Leased

     In addition to the above properties, the Company leases space for 27 retail stores in the U.S. and 1 retail store in the United Kingdom. The Company also leases several sales and customer service offices and distribution centers throughout the world. The Wilmington, Massachusetts lease expires in 2003; the Charlotte, North Carolina lease expires in 2011; the Reynosa, Mexico lease expires in 2008; and the Mission, Texas facility lease expires in 2003. For further information regarding the Lumberton, Mission and Reynosa facilities see "Business--Sourcing and Manufacturing". The Company anticipates transferring its research and development functions into its headquarter facility. See Note 4 of Notes to Consolidated Financial Statements.

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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

     The Company's common stock ("Common Stock") was traded on the New York Stock Exchange ("NYSE") under the symbol "CVE" until March 2, 2000. The Company's Common Stock is now traded over-the-counter under the symbol "CVEO". The following table sets forth the range of high and low closing sales prices for the Common Stock as reported by the NYSE for the periods indicated:

                                                        High       Low
                                                        ----       ---
          1998
          ----
          First Quarter.............................    8/1/4/    5/13/16/
          Second Quarter............................    6/9/16/   4/1/16/
          Third Quarter.............................    5/3/16/   2/9/16/
          Fourth Quarter............................    3/1/4/    1/15/16/

          1999
          ----
          First Quarter.............................    4/3/16/   2/1/4/
          Second Quarter............................    5/1/2/    2/11/16/
          Third Quarter.............................    3/11/16/  2/3/16/
          Fourth Quarter............................    2/1/2/    1/3/8/

     As of March 23, 2000 there were 17,513,861 shares of Common Stock issued and outstanding, which shares were held by approximately 2,017 holders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

     The following selected consolidated financial data of Converse should be read in conjunction with Converse's historical consolidated financial statements and the notes thereto contained elsewhere herein.

                                                                                  Fiscal Year Ended
                                                   ----------------------------------------------------------------------------

                                                     Dec. 30, 1995   Dec. 28, 1996   Jan. 3, 1998   Jan. 2, 1999   Jan. 1, 2000
                                                     --------------  --------------  -------------  -------------  -------------
                                                                  (Dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales .........................................       $407,483       $ 349,335      $ 450,199      $ 308,353     $  231,767
Cost of sales......................................        293,948         263,098        329,258        237,671        176,510
                                                          --------       ---------      ---------      ---------     ----------
Gross profit.......................................        113,535          86,237        120,941         70,682         55,257

Selling, general and administrative expenses.......        146,332         114,888        127,261         92,683         83,764
Royalty income.....................................         17,257          27,638         22,569         20,175         20,466
Gain on sale of trademarks.........................          -----           -----          -----          -----         24,811
Restructuring and other  unusual charges...........         14,182          (1,177)         1,537          -----          9,368
                                                          --------       ---------      ---------      ---------     ----------
Earnings (loss) from operations....................        (29,722)            164         14,712         (1,826)         7,402
Loss (credit) on investment in unconsolidated
 subsidiary........................................         52,160          (1,362)       (12,537)         -----          -----
Interest expense, net..............................         14,043          17,776         16,133         18,487         22,289
Other (income) expense, net........................          3,966           6,319          2,267           (366)         1,047
                                                          --------       ---------      ---------      ---------     ----------
Earnings (loss) from continuing operations
 before income taxes...............................        (99,891)        (22,569)         8,849        (19,947)       (15,934)

Income tax expense (benefit).......................        (28,144)         (4,134)        13,154          3,572         27,674
                                                          --------       ---------      ---------      ---------     ----------
Earnings (loss) from continuing operations.........        (71,747)        (18,435)        (4,305)       (23,519)       (43,608)
Extraordinary (gain) loss, net of tax expense
 (benefit) of $(576) and $437, respectively........          -----           -----            744           (704)         -----
                                                          --------       ---------      ---------      ---------     ----------
Net loss...........................................       $(71,747)      $ (18,435)     $  (5,049)     $ (22,815)    $  (43,608)
                                                          ========       =========      =========      =========     ==========
Net basic and diluted earnings (loss) per share:
 Continuing operations.............................       $  (4.30)      $   (1.10)     $   (0.25)     $   (1.36)    $    (2.50)
 Extraordinary gain (loss).........................          -----           -----          (0.04)          0.04          -----
                                                          --------       ---------      ---------      ---------     ----------
 Net earnings (loss)...............................       $  (4.30)      $   (1.10)     $   (0.29)     $   (1.32)    $    (2.50)
                                                          ========       =========      =========      =========     ==========
Balance Sheet Data (at period end):
 Working capital...................................       $ 89,680       $ (32,648)     $  20,260      $   2,706     $  (42,404)
 Total assets......................................        224,507         222,603        234,694        198,217        152,363
 Long-term debt, less current maturities...........        112,824           9,644         80,000        101,799         74,265
 Total stockholders' equity (deficiency)...........        (22,685)        (38,868)       (47,982)       (69,310)      (112,545)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

     Converse is a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children and a global licensor of sports apparel, accessories and selected footwear. The Company's products are distributed in over 110 countries to approximately 6,000 customers, which include athletic specialty, sporting goods, department and shoe stores, as well as to 28 Company-operated retail outlet stores. The primary costs and expenses of the Company result from the following: athletic products sourced from various Far East manufacturers, employee salaries and fringe benefits, advertising and promotion expenses and the purchase of raw materials used in the Company's manufacturing process.

     The Company's financial results in Fiscal 1999 (as defined below) were affected by several significant factors including: (i) the continued weakness in the athletic footwear and apparel market which led to a 24.8% decline in net sales; (ii) the strength of the U.S. dollar in the European and Asian markets resulting in weaker net sales, gross profit and royalty income; (iii) the conversion of Company-owned foreign operations in Spain, Portugal, Mexico and Canada into third party licensing entities; (iv) the Company's aggressive efforts to reduce operating expenses; (v) the sale of the Company's non-footwear trademarks in Japan and the assignment of its Japanese non-footwear license agreements to Itochu Corporation for $25.0 million cash; (vi) the recording of restructuring and other unusual charges of approximately $9.4 million relating primarily to initiatives aimed at reducing future operating expenses and; (vii) the recording of a $24.8 million charge in order to establish a full valuation allowance against the Company's deferred tax assets.

Results of Operations

     The Company's fiscal year end is the Saturday closest to December 31 in each year. The results of operations will periodically include a 53-week fiscal year. For purposes of the Company's financial statements, Fiscal 1999 refers to the 52-week period ended on January 1, 2000 ("Fiscal 1999"), Fiscal 1998 refers to the 52-week period ended January 2, 1999 ("Fiscal 1998"), and Fiscal 1997 refers to the 53-week period ended January 3, 1998 ("Fiscal 1997").

Comparison of Fiscal 1999 and Fiscal 1998

  The following table sets forth certain items related to operations and such items as a percentage of net sales for Fiscal 1999 and Fiscal 1998:

                                                                                         Fiscal Year Ended
                                                                      --------------------------------------------------------
                                                                         January 2, 1999      %     January 1, 2000     %
                                                                        ----------------   -------  ---------------   ------
                                                                         (Dollars in thousands, except per share amounts)
Net sales.............................................................          $308,353      100.0        $231,767   100.0
Gross profit..........................................................            70,682       22.9          55,257    23.8
Selling, general and administrative expenses..........................            92,683       30.1          83,764    36.1
Royalty income........................................................            20,175        6.5          20,466     8.8
Gain on sale of trademarks............................................               ---        ---          24,811    10.7
Restructuring and other unusual charges...............................               ---        ---           9,368     4.0
Earnings (loss) from operations.......................................            (1,826)      (0.6)          7,402     3.2
Interest expense, net.................................................            18,487        6.0          22,289     9.6
Other (income) expense, net...........................................              (366)      (0.1)          1,047     0.5
Loss from continuing operations before income tax.....................           (19,947)      (6.5)        (15,934)   (6.9)
Income tax expense....................................................             3,572        1.2          27,674    11.9
Loss from continuing operations.......................................           (23,519)      (7.6)        (43,608)  (18.8)
Basic and diluted loss per share from continuing operations...........          $  (1.36)       ---        $  (2.50)    ---
Extraordinary (gain) loss, net of tax.................................              (704)      (0.2)            ---     ---
Net loss..............................................................          $(22,815)      (7.4)       $(43,608)  (18.8)

Basic and diluted net loss per share..................................            $(1.32)       ---          $(2.50)    ---

Net Sales

  Net sales for Fiscal 1999 decreased to $231.8 million from $308.4 million in Fiscal 1998, a 24.8% reduction. The $76.6 million net sales reduction in Fiscal 1999 was attributable to decreases of 23.5%, 22.2%, and 36.5% in the performance, athletic originals, and children's categories, respectively, compared to Fiscal 1998. These decreases were partially offset by a $1.0 million increase in the action sports category.

  Net sales in the United States decreased 20.2% to $133.0 million for Fiscal 1999 from $166.6 million for Fiscal 1998. Net sales decreased 30.3% internationally to $98.8 million for Fiscal 1999 from $141.8 million for Fiscal 1998. Net sales in the Europe, Middle East and Africa ("E.M.E.A."), Pacific and Americas regions were down 26.9%, 35.0% and 13.6%, respectively. The decline in the E.M.E.A. region was primarily due to the conversion of two wholly-owned subsidiaries operating in Spain and Portugal to third-party licensing entities, revenues from which are now recorded as royalty income rather than net sales.

  In 1998 and 1999, the athletic footwear and apparel industry struggled through a slowdown in branded athletic sales, particularly in the adult's and children's basketball and cross training product categories. The difficult industry conditions have been exacerbated by the excessive levels of athletic footwear inventory in the marketplace. The domestic market also suffered from the over capacity due to significant retail expansion during a period of softening consumer demand. This change in preference has adversely affected the Company's business, as well as that of many of its competitors. The Company's basketball and cross training categories have been significantly impacted along with the children's category which, in large part, has been comprised of "takedowns" from these categories. The athletic originals category is more closely aligned with the global consumer preference and was affected to a lesser extent. Also adversely affecting the industry environment was the financial turmoil in the Asia Pacific and Latin America regions which negatively impacted consumer spending. This industry-wide softening demand resulted in an oversupply of branded athletic footwear in the global marketplace.

  This industry slowdown, which has plagued the Company and its competitors since 1997, is showing signs of improvement. This improvement appears to be progressing slowly, in part due to the conservative retail buying patterns that have surfaced as a result of the industry downturn. The Company is also affected by the financial difficulties experienced by retailers that constitute some of its key accounts.

Gross Profit

  Gross profit decreased to $55.3 million in Fiscal 1999 from $70.7 million in Fiscal 1998, a 21.8% decline. The decline in net sales accounted for the majority of the gross profit reduction over the period. As a percentage of net sales, gross profit increased to 23.8% in Fiscal 1999 compared to 22.9% for the prior year period. The gross profit percentage increase is primarily due to the slight improvement in the athletic footwear market and a reduction of sales of excess inventory at reduced margins as compared to Fiscal 1998.

Selling, General and Administrative Expenses

  In order to address the current industry conditions, the Company took aggressive actions in 1999 to reduce its operating expenses. Selling, general and administrative expenses, which are primarily comprised of direct selling, advertising, and promotion expenses in addition to employee salaries and benefits and other overhead costs, decreased $8.9 million to $83.8 million for Fiscal 1999 from $92.7 million for Fiscal 1998, a 9.6% decrease. This reduction was mainly attributable to decreased spending in global selling, marketing, advertising and promotion activities, as well as staff reductions to partially offset the effects of the industry downturn. Excluding one-time credits and charges of $9.1 million in 1998 related to termination of the post-retirement medical benefit plan, pension curtailment and severance charge, adjusted expense reduction would be $18.0 million from Fiscal 1998 to Fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 36.1% for Fiscal 1999 from 30.1% for the prior year.

Royalty Income

  Royalty income increased 1.5% to $20.5 million in Fiscal 1999 from $20.2 million in Fiscal 1998. International royalty income, which represented 86.2% of the Company's total royalty income, increased 3.2%. The improvement was primarily attributable to increases of 16.5% and 46.5% in the Southeast Asia and E.M.E.A. regions, respectively. These increases are representative of the recovery in the economies in Southeast Asia and E.M.E.A. as well as the favorable impact of the conversion of Spain and Portugal from direct operating units to licensees. These increases were partially offset by reductions in royalty income from the following regions - Japan 7.2%, Latin Americas 13.7% and Canada 24.5%. Domestic royalty income decreased by 8.3% to $2.8 million in Fiscal 1999. As a percentage of net sales, royalty income increased to 8.8% in Fiscal 1999 compared to 6.5% in the prior year.

Gain on Sale of Trademarks

  On November 29, 1999, the Company completed the sale of all its non-footwear trademarks in Japan and the assignment of its Japanese non-footwear trademark license agreements to Itochu Corporation for $25.0 million cash. The Company used the proceeds from the sale to pay down bank debt and provide additional working capital. The licensees of these trademarks generated royalty income of $4.2 million in Fiscal 1999 and $5.9 million in Fiscal 1998. Royalty income adjusted to eliminate the Japanese non-footwear trademarks was $16.3 million in Fiscal 1999 and $14.3 million in Fiscal 1998.

Restructuring and Other Unusual Charges

  During 1999, Converse recorded restructuring and other unusual charges of $9.4 million relating primarily to initiatives aimed at reducing future operating costs, including global distribution, marketing, selling and administrative costs. Principal costs included in the charge were: (i) costs for employee severance and related benefits for the termination of 49 corporate employees; (ii) costs related to the closing of five unprofitable retail stores;
(iii) lease termination costs related to R&D facility; (iv) termination costs related to endorser contracts; and (v) costs of converting wholly-owned subsidiaries with foreign operations into licensee/distributor agreements.

  Included in the restructuring charge is $1.5 million for the cost of employee severance and related benefits for the termination of 49 corporate employees. Future annual savings due to reduced salary and benefits expense is estimated to be $2.7 million as a result of these actions, all of which are estimated to be completed by April 2000. Costs of $0.7 million associated with the closing of five retail stores is included in the restructuring charge. Net sales and net operating losses with respect to these five retail stores were $2.6 million and $(0.1) million in Fiscal 1997; $2.6 million and $(0.3) million in Fiscal 1998; and $1.9 million and $(0.3) million in Fiscal 1999. It is estimated that these store closings will be completed by June 2000. Lease termination costs of $0.1 million are included in the restructuring charge relating to the Company's R&D facility. It is estimated that the move from, and sublet of, this facility will be completed by December 2000. Future annual savings due to reduced lease, utilities and maintenance expense associated with the R&D facility are estimated to be $0.5 million. Termination costs associated with marketing endorser contracts of $1.7 million are included in the restructuring charge. It is estimated that these contracts will be terminated effective no later than August 2000. Future annual savings in marketing expenses of $1.1 million are anticipated as a result of these terminations.

  Costs of $5.4 million relating to the conversion of the Company's wholly-owned foreign operations into licensee/distributor arrangements are included in the restructuring charge. The sales/conversion costs for both the anticipated and completed transactions are comprised primarily of severance charges related to 32 employees, fixed assets writedowns and lease termination costs. Additional severance charges are anticipated in the future. Also included in these conversion costs is a charge of $0.6 million relating to the write-off of the cumulative translation adjustment associated with the conversion of Converse's wholly-owned foreign operations which have been completed by January 1, 2000. Additional cumulative translation adjustment restructuring charges will be recognized in future periods relating to the conversion of the wholly-owned foreign operations into licensee/distributor arrangements upon substantial completion of the conversions. The net sales and the net operating losses associated with the Company's wholly-owned foreign operations were $56.9 million and $(11.5) million, respectively, in Fiscal 1997; $57.8 million and $(7.1) million in Fiscal 1998; and $47.0 million and $(4.6) million in Fiscal 1999. Upon completion of the conversion of the Company's wholly-owned foreign operations to licensee/distributor arrangements, it is anticipated that the working capital needs to support these operations and the associated net sales and net operating losses from these operations will be substantially eliminated. Incremental royalty income from these conversions is estimated to be $3.2 million. This conversion has already been completed for Spain and Portugal in 1998, Canada in the second quarter of 1999 and Italy on January 1, 2000. It is estimated that all remaining wholly-owned foreign operations will be converted to licensee/distributor formats by December 2000. See Note 18 of Notes to Consolidated Financial Staements.

Earnings (Loss) from Operations

  The Company recorded earnings from operations in Fiscal 1999 of $7.4 million, compared to loss from operations of $1.8 million in Fiscal 1998. This change was primarily due to the factors discussed above.

Interest Expense

  Interest expense for Fiscal 1999 increased 20.5% to $22.3 million from $18.5 million in Fiscal 1998. The increase reflects higher credit facility fees during Fiscal 1999 compared to Fiscal 1998, as well as higher interest costs associated with the secured notes issued in September 1998.

Other (Income) Expense

  Other expenses for Fiscal 1999 of $1.0 million was mainly comprised of a legal settlement. Other income for Fiscal 1998 of $0.4 million was mainly comprised of a gain of $1.0 million on the sale of the Company's Reynosa, Mexico manufacturing facility, partially offset by foreign exchange losses.

Income Tax Expense

  Income tax expense for Fiscal 1999 was $27.7 million compared to $3.6 million for Fiscal 1998. As of January 1, 2000, the Company's gross deferred tax assets were $63.0 million, which was the result of net operating loss carryforwards and other future tax deductible items totaling $162.8 million. Although the period to use these deferred tax assets is 10 to 20 years for tax purposes, the accounting guidance requires that a shorter time frame be used to assess the probability of their realization. Due to the limited degree of certainty in estimating which business and tax planning strategies under consideration will be executed, the Company incurred a net charge to income tax expense of $24.8 million to establish a full valuation allowance of $63.0 million against its deferred tax assets.

Extraordinary (Gain) Loss

  During Fiscal 1998, the Company reported an extraordinary gain of $0.7 million, net of tax. The extraordinary gain related to the cancellation of outstanding subordinated notes the Company exchanged for newly issued secured notes, net of financing fees that were written off in connection with the debt transactions.

Net Loss

  Due to the factors described above, the Company recorded a net loss of $ 43.6 million in Fiscal 1999 compared to a $22.8 million net loss in Fiscal 1998.

Net Loss Per Share

  The Company recorded a net loss per share of $2.50 in Fiscal 1999 compared to a net loss per share of $1.32 in Fiscal 1998. The weighted average number of outstanding shares in Fiscal 1999 was 17,413,859 versus 17,319,377 in Fiscal 1998.

Comparison of Fiscal 1998 and Fiscal 1997

  The following table sets forth certain items related to operations and such items as a percentage of net sales for Fiscal 1998 and Fiscal 1997:

                                                                                         Fiscal Year Ended
                                                                      ---------------------------------------------------------
                                                                         January 3, 1998      %     January 2, 1999     %
                                                                        -----------------  -------  ----------------  ------
                                                                           (Dollars in thousands, except per share amounts)
Net sales.............................................................          $450,199    100.0          $308,353   100.0
Gross profit..........................................................           120,941     26.9            70,682    22.9
Selling, general and administrative expenses..........................           127,261     28.3            92,683    30.1
Royalty income........................................................            22,569      5.0            20,175     6.5
Restructuring expenses................................................             1,537      0.3               ---     ---
Earnings (loss) from operations.......................................            14,712      3.3            (1,826)   (0.6)
(Credit) on investment in unconsolidated subsidiary...................           (12,537)    (2.8)              ---     ---
Interest expense, net.................................................            16,133      3.6            18,487     6.0
Other(income) expense, net............................................             2,267      0.5              (366)   (0.1)
Earnings (loss) from continuing operations before income tax..........             8,849      2.0           (19,947)   (6.5)
Income tax expense....................................................            13,154      2.9             3,572     1.2
Loss from continuing operations.......................................            (4,305)    (1.0)          (23,519)   (7.6)
Basic and diluted loss per share from continuing operations...........          $  (0.25)     ---          $  (1.36)    ---
Extraordinary (gain) loss, net of tax.................................               744      0.2              (704)   (0.2)
Net loss..............................................................          $ (5,049)    (1.1)         $(22,815)   (7.4)

Basic and diluted net loss per share..................................          $  (0.29)                  $  (1.32)

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

Interest Expense

  Interest expense for Fiscal 1998 increased 14.9% to $18.5 million from $16.1 million in Fiscal 1997. The increase reflects higher borrowing levels in Fiscal 1998 compared to Fiscal 1997 and the reversal of $1.4 million of interest payments previously paid into escrow on the subordinated notes issued to former owners of Apex and subsequently surrendered to the Company upon settlement of the Company's claims against them in 1997.

Other (Income) Expense

  Other income for Fiscal 1998 of $0.4 million was comprised primarily of the $1.0 million gain on the sale of the Company's Reynosa, Mexico manufacturing facility offset by foreign exchange losses. The Fiscal 1997 expense of $2.3 million was primarily related to foreign exchange losses attributable to the appreciation of the U.S. dollar. Since the third quarter 1997, the Company has entered into foreign exchange contracts and currency options as part of a strategy to reduce its exposure to foreign currency fluctuations.

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

Liquidity and Capital Resources

Cash Flow

  Net cash provided by operating activities was $10.7 million in Fiscal 1999 versus $0.6 million in Fiscal 1998. In Fiscal 1999, the net loss of $7.2 million (after giving effect to adjustments for non-cash items of depreciation and amortization of $4.0 million, deferred tax charge of $24.8 million and provision for restructuring actions of $7.7 million) was offset by cash provided from reductions in working capital needs of $16.7 million due principally to reduced accounts receivable from lower sales and from reductions in other long-term assets and liabilities of $1.2 million. In Fiscal 1998, the net loss of $26.9 million (after giving effect to adjustments for non-cash items) and requirements for changes in other long term assets and liabilities of $10.3 million, principally the reduction in the long term liability due to the elimination of deferred postretirement medical benefits, were offset by cash provided of $37.8 million from the reduction in working capital needs fueled by significant reductions in receivables and inventories.

  Net cash used by investing activities was $2.7 million in Fiscal 1999 and consisted of additions to, and normal replacement of, fixed assets. Net cash used by investing activities was $3.6 million in Fiscal 1998. Additions to property, plant and equipment of $4.8 million were partially offset by proceeds received of $1.2 million from the disposal of assets, principally the sale of a manufacturing facility in Reynosa, Mexico to accommodate the Company's move to a larger leased facility.

  In Fiscal 1999, net cash used by financing activities was $9.1 million. Cash was used to reduce short-term debt relating to financing arrangements in the Company's European operation's by $7.2 million and to reduce borrowings outstanding in the Credit Facility (see Financing Arrangements below) by $2.3 million. Partially offsetting the use of cash for debt reduction was $0.3 million of net cash provided from the exercise of warrants issued in conjunction with the Secured Notes (see Financing Arrangements below) and $0.2 million of net cash provided from the sale of Common Stock relating to the Company's employee stock purchase plan. Net cash provided by financing activities was $1.2 million for Fiscal 1998. Net proceeds received from the issuance of Secured Notes (as defined below) of $24.0 million and short term debt of $0.2 million generated by the asset based financing arrangements of the Company's European operations were used to reduce revolving debt by $23.0 million outstanding under the Credit Facility (see Financing Arrangements below).

Working Capital

  The Company's working capital position, net of cash, was a deficit of $44.7 million on January 1, 2000 versus a deficit of $0.6 million on January 2, 1999.

  Total current assets, net of cash, were $119.8 million at January 1, 2000, down $17.1 from $136.9 million at January 2, 1999. The decrease was principally related to accounts receivable, decrease in $17.3 million, due to reduced sales in Fiscal 1999. Total current liabilities increased $27.0 million, from $137.5 million at January 2, 1999 to $164.5 million at January 1, 2000. The major portion of this increase was related to the reclassification of $28.2 million of Senior Notes (see Financing Arrangements below) from long-term debt to current liabilities in the fourth quarter of Fiscal 1999. Accounts payable, income taxes payable and accrued expenses increased $8.7 million in the aggregate from the prior year due in large part to reserves for restructuring expense recognized in the fourth quarter of Fiscal 1999. (See Note 4 of the Company's Notes to Consolidated Financial Statements). This was offset at January 1, 2000 by a reduction in revolving debt of $2.3 million from the Company's Credit Facility and a reduction of $7.6 million in short-term debt from asset-based financings in the Company's European operations (see Financing Arrangements below).

Financing Arrangements

  In September 1998, the Company issued $28.6 million aggregate principal amount of 15% Senior Secured Notes (the "Secured Notes") due September 16, 2000 (the "Initial Maturity Date"). Interest on the Secured Notes is payable quarterly in arrears. The Initial Maturity Date may be extended an additional 12 months at the Company's option upon written notification of its election to extend and payment of a fee equal to 3% of the then outstanding principal amount of the Secured Notes (the "First Extended Maturity Date"). The First Extended Maturity Date may be extended to May 21, 2002, at the Company's option, upon written notification of its election to extend and payment of an additional fee equal to 3% of the then outstanding principal amount of the Secured Notes. The Secured Notes were issued in two series: Series A in the aggregate principal amount of $24.8 million (the "Series A Secured Notes") and Series B in the aggregate principal amount of $3.8 million (the "Series B Secured Notes"). The Secured Notes are redeemable at any time at face amount plus accrued interest. The Secured Notes require compliance with customary affirmative and negative covenants, including certain financial covenants, substantially the same as the
requirements contained in the Credit Facility.   The Company was not in
compliance with a financial covenant relating to minimum EBITDA (as defined therein) contained in the Secured Notes agreement for the nine month period ending October 2, 1999. As permitted pursuant to the Secured Notes agreement, the Company exercised a one-time automatic waiver of non-compliance with this covenant. On November 23, 1999, the Secured Notes agreement was amended: to
(1) give consent to the Company to sell its title and interest to the non-footwear trademarks and assign non-footwear license agreements in Japan,
(2) eliminate a minimum EBITDA (as defined therein) requirement for the twelve month period ending January 1, 2000 and (3) to decrease the maximum amount available under the Credit Facility by $6.85 million. The Secured Notes are classified under current liabilities on the Company's consolidated balance sheet as of January 1, 2000 as the Company does not believe that it is probable that every covenant in the Secured Notes agreement will remain in compliance over the next twelve month period.

  Upon issuance of the Series A Secured Notes the Company received gross proceeds of $24.0 million after discount from the face amount of $0.9 million. In connection with the issuance of the Series A Secured Notes, the Company issued warrants to purchase 360,000 shares of the Common Stock to the purchasers and paid funding fees to certain purchasers amounting to $0.4 million. The warrants were valued at $1.22 per share, vest immediately and expire on May 21, 2002.

In May 1999 warrants to purchase 91,412 shares of the Common Stock were exercised at $2.9375 per share. Warrants outstanding on January 1, 2000 were 268,588. The Company paid a placement fee of 4% of the gross proceeds, or $1.0 million, with respect to the Series A Secured Notes. The Series A Secured Notes carry a second priority perfected lien on all real and personal, tangible and intangible assets of the Company.

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

  On May 21, 1997, the Company issued $80.0 million of 7% Convertible Subordinated Notes (the "Convertible Notes") due June 1, 2004. As discussed above, in September 1998 the Company received, and subsequently cancelled, $5.7 million of Convertible Notes in exchange for the issuance of the Series B Secured Notes leaving $74.3 million face amount of Convertible Notes outstanding as of January 1, 2000. The Convertible Notes are subordinated to all existing and future Senior Indebtedness (as defined therein). The Convertible Notes are convertible into Common Stock at any time prior to maturity, unless previously redeemed, at the option of the holder, at a conversion price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000, at redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1, commencing on December 1, 1997. Proceeds from the Convertible Notes were used to repay indebtedness under the Company's then existing credit agreement (the "Old Credit Facility").

  Simultaneously with the issuance of the Convertible Notes in May 1997 (see above), the Company entered into a new $150.0 million secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the Old Credit Facility. In July 1997, BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). In September 1998, the Credit Facility was amended to decrease the commitment from $150.0 million to $120.0 million in conjunction with the issuance of the Secured Notes. In November 1999, the Company reduced the commitment from $120.0 million to $90.0 million. The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. accounts receivable and inventory (the "Borrowing Base"). The aggregate of letters of credit, foreign exchange contracts and banker acceptances may not exceed $40.0 million at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

  The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $71.6 million are classified as current due to the Company's lockbox arrangement (whereby payments by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement."

  As of January 1, 2000, the Borrowing Base was $84.8 million. Utilization under the Credit Facility at year end amounted to $75.0 million, consisting of revolving loans of $66.7 million, banker acceptances of $4.9 million and outstanding letters of credit of $3.4 million. Accordingly, $9.8 million of the maximum available Borrowing Base remained unutilized as of January 1, 2000. Under the terms of the Supplement To Note Purchase Agreements signed November 23, 1999 (see the Secured Notes above), the Company may not borrow amounts under the revolving credit facility if such amounts would exceed the maximum permitted amount available to borrow less $6.8 million, thus the net availability as of January 1, 2000 were $3.0 million. In May 1999, the Credit Facility was amended to allow for $6.0 million of additional borrowing base through July 31, 1999. Subsequent amendments to the Credit Facility have extended this additional borrowing from July 31, 1999 through March 31, 2000. In March 2000, the Credit Facility was amended to allow for $6.0 million of additional borrowing base through May 15, 2000.

  Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of two and one-half percent (2.50%) per annum. In November 1999, the Credit Facility was amended to increase the LIBOR margin rate to three percent (3.00%) per annum. At January 1, 2000, revolving loans outstanding under the Credit Facility bore interest of 9.23% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. In September 1998, the Company's Credit Facility was amended to permit the issuance of the Secured Notes as discussed above. The amendment decreased the commitment under the Credit Facility from $150.0 million to $120.0 million, increased the annual collateral management fee from $0.1 million to $0.125 million and changed a financial performance covenant contained therein. The Company was not in compliance with its financial covenant for maintenance of minimum EBITDA (as defined therein) for the nine month period ending October 2, 1999. In November 1999, the Banks waived the Company's failure to comply with this financial covenant as of October 2, 1999. In connection with this waiver, the Credit Facility was amended to reduce the credit commitment from $120.0 million to $90.0 million. As of January 1, 2000, the Company was not in compliance with the minimum EBITDA covenant of the Credit Facility. In March 2000, the Banks waived the Company's non-compliance with this minimum EBITDA covenant for the twelve month period ending January 1, 2000. The Company does not believe that it is probable that it will remain in compliance with every covenant contained in the Credit Facility over the next twelve month period.

  Subsidiaries of the Company maintain asset based financing arrangements in certain European countries with NMB-Heller, N.V. or an affiliate. In general, these financing arrangements allow the Company to borrow against varying percentages of eligible account receivable balances, along with varying percentages of inventory, as defined. Total short-term borrowings outstanding under these financing arrangements were $2.0 million at January 1, 2000. Interest is payable at the respective lender's base rate plus 1.5% (varying by country from 5.5% to 8.25% at January 1, 2000). The obligations are secured by a first priority lien on the respective European assets being financed. In addition, Converse has provided guarantees of these borrowings.

Future Financing Needs

  In the current industry environment, the Company continues to have additional financing needs to provide funds for operations and to respond to the challenges in the industry. On March 31, 2000, the Company announced that for several months it has been working with its financial advisor, Universal Credit Corp., a specialty investment bank minority owned by Deutsche Bank and Prudential Securities, on a financing transaction which would securitize the Company's trademarks, licensing agreements and all related future royalties income. Based upon the Company's 1999 adjusted royalty income, and subject to the transaction's final rating, the transaction is expected to result in approximately $85 million of gross proceeds. There can be no assurance that this financing transaction will be completed, and a failure to complete the transaction could materially and adversely affect the Company's liquidity and ability to carry on its business.

Capital Expenditures

  Capital expenditures were $2.7 million, $4.8 million and $5.9 million in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. Fiscal 1999 investments included $0.8 million to maintain and upgrade the Company's manufacturing facilities in North Carolina, Texas and Mexico, $1.6 million in information technology to support improvements in networking and international operations and $0.3 million on various smaller projects and improvements.

  In Fiscal 1998, investments were made in information technology and software, principally to upgrade systems in the Company's European operations for $1.9 million, in ongoing improvements in the Company's manufacturing processes at its facilities in North Carolina, Texas and Mexico for $1.8 million and other various smaller projects and expenditures for $1.1 million.

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

Impact of Recently Issued Accounting Pronouncements

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
--------------------------------------------------------------------

Interest Rate Risk

  At January 1, 2000, the carrying value of the Company's debt totaled $176 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

  At January 1, 2000, the Company had fixed rate debt of $102.5 million and variable rate debt of $73.5 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $2.5 million. Based on the amounts of variable rate debt outstanding at January 1, 2000, the earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.7 million, holding other variables constant.

Foreign Currency Risk

  Converse sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although Converse has some of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve the markets in Western Europe, Japan and Australia. In order to protect against the volatility associated with earnings currency translations of subsidiaries with foreign operations and royalty income from other sources outside the United States, the Company has used forward foreign exchange contracts and foreign currency options with durations of generally from three to twelve months.

  As of January 1, 2000, the Company had outstanding the following foreign exchange forward contracts and currency options:

                                                                                (currency per USD)
                                                             Notional                Average               Estimated
                                                              Amount              Contract Rate            Fair Value
                                                              ------              -------------            ----------
                                                                             (Dollars in thousands)
Foreign exchange sell forward contracts:
  Japanese Yen.......................................        $2,480.5                 112.23                $(249.6)
  Australian Dollar..................................        $  476.3                   1.59                $( 17.7)

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

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

  Not applicable.

                                   PART III
                                   --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------------------------------------------------------------

  Information required by this Item with respect to the Company's directors and executive officers is set forth below.

Directors and Executive Officers of the Company

Name                                                               Age    Position
----                                                               ---    --------
Glenn N. Rupp...................................................    55    Chairman of the Board and
                                                                           Chief Executive Officer
Donald J Barr...................................................    65    Director
Julius W. Erving................................................    50    Director
Robert H. Falk..................................................    61    Director
Gilbert Ford....................................................    68    Director
Michael S. Gross................................................    38    Director
John J. Hannan..................................................    47    Director
Joshua J. Harris................................................    35    Director
John H. Kissick.................................................    58    Director
Richard B. Loynd................................................    72    Director
Michael D. Weiner...............................................    47    Director
Donald J. Camacho...............................................    49    Senior Vice President and
                                                                           Chief Financial Officer
Jack A. Green...................................................    54    Senior Vice President Administration,
                                                                           General Counsel and Secretary
Herbert R. Rothstein............................................    58    Senior Vice President, Products
James E. Solomon................................................    44    Senior Vice President, Sales and
                                                                           Marketing
Alistair M. Thorburn............................................    42    Senior Vice President, International
                                                                           and U.S. Operations
James E. Lawlor.................................................    46    Vice President, Finance and Treasurer

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

  Mr. Barr was an Executive Vice President of Time Inc. from October 1990 until his retirement in 1996. Prior to 1990, Mr. Barr was the publisher of Sports Illustrated (1985 - 1990) and Vice President of Time Inc. (1987 - 1990). Mr. Barr was an employee of Time Inc. for 39 years.

  Mr. Erving has been the President of The Erving Group since 1979 and Vice President of RDV Sports and Executive Vice President of the Orlando Magic since 1997. Mr. Erving is also a part owner of Philadelphia Coca-Cola bottling Company. He was a member of the Philadelphia 76'ers basketball team until April 1987 and has been an endorser of Converse products since 1975. Mr. Erving is also a director of Philadelphia Coca-Cola Bottling Company, The Sports Authority, Inc., Saks Holding Co., Inc., Darden Restaurants, Inc. and L.C.I. International.

  Mr. Falk has been an officer of Apollo Capital Management, Inc. ("Apollo Capital") and Lion Capital Management, Inc. ("Lion Capital") since 1992. Mr. Falk is also a director of Florsheim Group Inc. and Samsonite Corporation.

  Mr. Ford served as Vice Chairman of the Board of Converse from April 11, 1996 to December 1, 1996, as which time Mr. Ford retired from Converse. Mr. Ford served as Chairman of the Board of Converse from September 1994 to April 1996 and as Chief Executive Officer of Converse from October 1986 to April 1996. Previously, Mr. Ford held various positions within Converse, including President (October 1986 to September 1994), and was an employee of Converse for over 34 years.

  Mr. Gross is one of the founding principals of Apollo Advisors L.P. and Lion Advisors L.P. and has served as an officer of Apollo Capital and Lion Capital since 1990. Mr. Gross is also a director of Allied Waste Industries, Inc., Florsheim Group Inc., Rare Medium, Inc., Saks Holding Co., Inc. and United Rentals, Inc.

  Mr. Hannan is one of the founding principals of Apollo Advisors L.P., Lion Advisors L.P. and Apollo Real Estate Advisors, L.P. and has served as an officer and director of Apollo Capital and Lion Capital since 1990 and of Apollo Real Estate Management, Inc. ("Apollo Real Estate") since 1993. Mr. Hannan is also a director of Florsheim Group Inc. and United Auto Group, Inc.

  Mr. Harris is an officer of Apollo Capital and Lion Capital, having been associated with them since 1990. Mr. Harris is also a director of Florsheim Group Inc., Quality Distribution, Inc. and NRT, Incorporated.

  Mr. Kissick is one of the founding principals of Apollo Advisors L.P. and Lion Advisors L.P. and has served as an officer of Lion Capital and consultant to Apollo Capital since 1991. Mr. Kissick is also a director of Continental Graphics Holdings, Inc., Florsheim Group Inc. and MTL, Inc.

  Mr. Loynd served as Chairman of the Board of Directors of Furniture Brands International, Inc. from 1990 through 1998. Mr. Loynd was also Chief Executive Officer of Furniture Brands International, Inc. from 1989 through October 1996. Mr. Loynd was Chairman of the Board of Converse from 1982 to August 1994. Mr. Loynd is also a director of Emerson Electric Co.

  Mr. Weiner has been an officer of Apollo Capital and of Lion Capital since 1992 and of Apollo Real Estate since 1993. Prior to 1992, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius LLP. Mr. Weiner is also a director of Continental Graphics Holdings, Inc., Florsheim Group Inc., Quality Distribution, Inc., NRT, Incorporated and WMC Finance Co., Inc.

  Mr. Camacho has served as Senior Vice President and Chief Financial Officer since September 1994. Previously, Mr. Camacho held positions of increasing responsibility with Converse since 1974.

  Mr. Green has served as Senior Vice President Administration, General Counsel and Secretary since May 1998. Prior to that, Mr. Green served as Senior Vice President, General Counsel and Secretary since August 1985, having joined the Company as Vice President, Legal in 1983. Since 1996, Mr. Green has also served as an Adjunct Professor at Emmanuel College in Boston, Massachusetts and Tufts University in Medford, Massachusetts. Mr. Green is a director of Arrow Mutual Liability Insurance Company.

  Mr. Rothstein has served as Senior Vice President, Products since December 1999. Previously, Mr. Rothstein was Senior Vice President, Production from 1996 to 1999, Senior Vice President, Sourcing from 1992 to 1996, Senior Vice President of Materials Management and Manufacturing from 1991 to 1992 and Vice President of Materials Management from 1988 to 1991. Before joining Converse, Mr. Rothstein held several senior management positions with Reebok International Ltd. from 1985 to 1988; Morse Shoe Inc. from 1973 to 1985, BGS Shoe Corporation from 1969 to 1972 and Signet from 1964 to 1969.

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

  Mr. Thorburn has served as Senior Vice President, International and U.S. Operations since January 2000. Previously, Mr. Thorburn was Senior Vice President, International from 1996 to 1999. Prior to joining the Company, Mr. Thorburn was Vice President Europe/Asia Pacific for the Wilson Sporting Goods Co., Ltd. from 1987 to 1993.

  Mr. Lawlor has served as Vice President, Finance and Treasurer since June 1995. Previously, Mr. Lawlor held the positions of Vice President and Treasurer from September 1994 to June 1995, and other positions of increasing responsibility since 1975.

Compliance with Section 16(a) of the Securities Exchange Act

  Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and certain other officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with during 1999.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

Summary Compensation Table

                                               Annual Compensation                      Long-Term Compensation
                                               -------------------                      ----------------------
                                                                                                 Awards
                                                                                                 ------
                                                                                                     Securities
                                                                Other Annual       Restricted Stock   Underlying       All Other
Name and Principal Position  Year  Salary ($)  Bonus ($)/(1)/  Compensation ($)   Award(s) ($)/(2)/   Options (#)   Compensation ($)
------------------------------------------------------------------------------------------------------------------------------------
Glen N. Rupp                 1999    500,000       0                    0            184,375                  0        2,500/(4)/
 Chairman and Chief          1998    500,000       0                    0            222,500                  0        2,500
 Executive Officer           1997    476,538       0              129,965                  0             30,000        2,375

James E. Solomon             1999    300,000       0                    0            147,500                  0        2,500/(4)/
 Senior Vice President       1998    295,192       0                    0                  0                  0       95,500
 Sales & Marketing           1997    285,577       0               54,181                  0             20,000       93,000

Alistair Thorburn            1999    247,262       0               66,204/(3)/       147,500                  0       24,250/(5)/
 Senior Vice President       1998    235,000       0               69,287            166,875                  0       24,598
 International & U.S.        1997    230,792       0               83,181                  0             10,000       23,731
  Operations

Jack A. Green                1999    211,769       0                    0             73,750                  0        2,500/(4)/
 Senior Vice President       1998    197,227       0                    0             55,625                  0        2,500
 Administration, General     1997    186,727       0                    0                  0             15,000        2,375
 Counsel and Secretary

Donald J. Camacho            1999    203,235       0                    0             73,750                  0        2,500/(4)/
 Senior Vice President       1998    192,500       0                    0             55,625                  0        2,500
 Chief Financial Officer     1997    192,837       0                    0                  0                  0        2,375

(1) The Company generally pays bonuses to its executives in the first quarter of each fiscal year based on the Company's results in the prior year. The Company paid no bonuses to any Named Executive Officers in 1997, 1998 or 1999.
(2) Amounts shown represent the dollar value of restricted stock awards calculated by multiplying the closing price of the Company's Common Stock on the date of grant by the number of shares awarded. The values of all restricted stock awards at January 1, 2000 based on the closing price of the Company's Common Stock on the last trading day of the fiscal year ($1.375) were $123,750, $55,000, $96,250, $41,250, and $41,250 for Messrs.
     Rupp, Solomon, Thorburn, Green and Camacho, respectively.
(3) Amount shown represents $39,772 worth of relocation and temporary housing expenses incurred by Mr. Thorburn in connection with his move from the United Kingdom to Massachusetts, an $18,000 car allowance, and $8,431 relating to amounts reimbursed for the payment of taxes.
(4) Except as otherwise noted, all amounts shown represent payments by the Company relating to the Company's matching contribution under the Converse Inc. Thrift Savings Plan.
(5) Amounts represent payment to the Converse U.K. Retirement Benefit Plan in lieu of Mr. Thorburn's participation in the Converse Inc. Retirement Plan (see "Retirement Plans" below). Mr. Thorburn does not participate in the Converse Inc. Thrift Savings Plan.

Retirement Plans

     Messrs. Rupp, Solomon, Green and Camacho are participants in the Converse Inc. Retirement Plan (the "Retirement Plan"), a noncontributory, defined benefit pension plan designed to provide retirement benefits upon normal retirement at age 65. Covered remuneration is base salary and, based on a straight life annuity, annual benefits at normal retirement are equal to the greater of (a) 2.25% of average final compensation (the highest 60 consecutive calendar months of the last 120 months) multiplied by years of credited service up to a maximum of 15 years, plus 1.75% of average final compensation multiplied by service in excess of 15 years up to a maximum of 15 years, less 1.67% of the Social Security benefit multiplied by credited service up to a maximum of 30 years, or
(b) $10 multiplied by years of credited service. Benefits payable under the Retirement Plan are limited by certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"). A supplemental executive retirement plan ("SERP") has been adopted by Converse to provide for payments from general funds to Messrs. Rupp and Solomon of any retirement income that would otherwise be payable pursuant to the Retirement Plan in absence of any such limitations. Set forth below is the credited service under the Retirement Plan as of January 1, 2000 and estimated annual benefits payable upon the normal retirement of each of the Named Executive Officers, assuming continuation of current covered remuneration. In the cases of Messrs. Rupp and Solomon such amount includes amounts payable under the SERP.

                                                                         Years of
                                                                     Credited Service                     Annual
     Name                                                           at January 1, 2000               Benefits Payable
     ----                                                           ------------------               ----------------
     Glenn N. Rupp............................................               3.75                         142,395
     James E. Solomon.........................................               3.25                         136,952
     Jack A. Green............................................              16.17                          84,038
     Donald J. Camacho........................................              25.34                          92,202

     Mr. Thorburn is not eligible to participate in the Retirement Plan because he is not a citizen of the United States. In lieu of Mr. Thorburn's participation in the Retirement Plan, Converse contributes an amount equal to approximately 10% of Mr. Thorburn's annual salary directly to the Converse U.K. Retirement Benefit Plan. See "Summary Compensation Table"

Stock Options

     The Company granted no stock options or stock appreciation rights to any Named Executive Officers in 1999.

         AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                        Number of Securities Underlying        Value of Unexercised In-the-Money
                                                         Unexercised Options at FY-End                Options at FY-End/(1)/
                                                         -----------------------------                ----------------------
                    Shares Acquired on     Value
                       Exercise (#)     Realized ($)   Exercisable (#)    Unexercisable (#)    Exercisable ($)    Unexercisable ($)
                       ------------     ------------   ---------------    -----------------    ---------------    -----------------
Glenn N. Rupp                 0            0                 412,000            118,000                   0                     0
James E. Solomon              0            0                 128,000             92,000                   0                     0
Alistair Thorburn             0            0                  81,000             29,000                   0                     0
Jack A. Green                 0            0                  27,000              8,000                   0                     0
Donald J. Camacho             0            0                  79,000             16,000                   0                     0

(1) Based on the $1.375 per share closing price of the Common Stock on the New York Stock Exchange ("NYSE") December 31, 1999.

Employment Contracts

     Mr. Rupp entered into a three year employment agreement with the Company in April 1996. In March 1999, this agreement was extended for a rolling two year period, so that at any point in time the term remaining under this agreement shall be two years. Under the agreement, Mr. Rupp was initially entitled to a base salary of no less than $450,000 plus a bonus of up to 70% of Mr. Rupp's salary as determined pursuant to the Company's Executive Incentive Plan. In October 1997, Mr. Rupp's annual base salary was increased to $500,000. At all times during the term of his agreement, Mr. Rupp shall be entitled to participate in Converse's medical, dental, 401(k), insurance, retirement and other employee benefit plans. If Mr. Rupp's employment is terminated by Converse during the term of the agreement other than for cause (as defined), or if Mr. Rupp chooses to terminate his employment after being required to relocate his principal office without his consent, Mr. Rupp shall continue to receive his annual salary for the longer of (i) the remaining balance of the term of the agreement or (ii) two years from the date of termination. In addition, in the event Mr. Rupp's employment is terminated by Converse during the term of the agreement other than for cause (as defined), all unvested restricted stock awards held by Mr. Rupp at such time shall automatically vest.

     Mr. Solomon entered into an employment agreement with the Company in September 1996. Under the agreement, Mr. Solomon is entitled to a base salary of $275,000 annually plus a bonus at a target amount of 55% of Mr. Solomon's salary. In addition, Mr. Solomon was entitled to allowance payments in the amount of $93,000 on October 1, 1996, October 1, 1997 and October 1, 1998, which were intended to compensate Mr. Solomon for certain guaranteed payments that he would have received from his former employer had he not accepted employment with Converse. The agreement provides that Mr. Solomon be granted options to purchase 200,000 shares of Common Stock at a price equal to the closing price of such stock on the date of grant. Such options were granted to Mr. Solomon on September 16, 1996 at an exercise price of $6.50 per share. These options vest in 20% increments on each of the first five anniversaries of the grant, except that in the event Mr. Solomon's employment is terminated, other than by resignation or for cause, 50% of the then unvested options shall vest. Mr. Solomon is entitled to participate in Converse's medical, dental, 401(k), insurance, retirement and other employee benefit plans. The agreement provides that if Mr. Solomon's employment is involuntarily terminated by the Company, he would be entitled to 12 months' base salary.

     Mr. Thorburn, Mr. Green and Mr. Camacho each entered into employment agreements with the Company in October 1995. Under the terms of these agreements, the Company will pay to the employee an amount equal to his annual salary in the event that his employment with Converse is involuntarily terminated.

Compensation Committee Interlocks and Insider Participation

     Messrs. Gross and Harris, directors and members of the Executive Compensation and Stock Option Committee of the Board, are associated with the Apollo Stockholders which together beneficially own 64.1% of the outstanding shares of Common Stock of the Company. In November 1994, Converse entered into a Consulting Agreement with Apollo Advisors L.P. pursuant to which it provides corporate advisory, financial and other consulting services to the Company. Fees under the agreement are payable at an annual rate of $500,000 plus out-of-pocket expenses for a one-year term and the Consulting Agreement is automatically renewable for successive one-year terms unless terminated by the Board. Converse has granted registration rights to the Apollo Stockholders, with respect to their shares of Common Stock. The Apollo Stockholders can require Converse to file registration statements and to include their shares in registration statements otherwise filed by Converse. Costs and expenses of preparing such registration statements are required to be paid by Converse.

Compensation of Directors

     Each Converse director who is not an employee of Converse or any Converse subsidiary is paid a monthly fee of $1,000 and a fee of $1,500 plus expenses for each meeting of the Board attended. In addition, for attending a meeting of a committee of the Board, each director who is not an employee of Converse or any Converse subsidiary is paid a fee of $800 plus expenses if such director is a member of the committee or $900 plus expenses if such director is the Chairman of the committee.

     In March 1995, the Executive Committee of the Company's Board of Directors adopted a Non-Employee Director Stock Option Plan (the "1995 Plan"), which provides for a one-time grant of options to each director who is not employed by Converse or employed by, or affiliated with, Lion Advisors or AIF (a "Non-Employee Director"), to purchase 7,500 shares of Common Stock at its fair market value on the date the options are granted. The Company's stockholders approved the 1995 Plan at the 1995 Annual Meeting of Stockholders. These options become exercisable in one-third increments on each of the first three anniversaries of the grant date. Currently, Messrs. Loynd, Erving and Barr have been granted options under the 1995 Plan.

     On July 28, 1999, the Executive Compensation and Stock Option Committee of the Board voted, subject to stockholder approval (i) to amend the Converse Inc. 1994 Stock Option Plan to permit the issuance of options under such plan to Non-Employee Directors and (ii) to issue to each of the Non-Employee Directors as of July 28, 1999 (Messrs. Barr, Erving, Falk, Ford and Loynd) options to purchase 5,000 shares of Common Stock at an exercise price per share of $ 3.4375 (the closing price on that day), with such options vesting at the rate of 20% per year on the anniversary date of the grant. The Company intends to seek stockholder approval for the proposed amendment at the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

  The following table sets forth certain information (as of March 31, 2000, except as otherwise noted) regarding the beneficial ownership of shares of Common Stock by (i) each person known by Converse to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Summary Compensation Table below, (iii) each director of Converse and
(iv) the directors and executive officers of Converse as a group.

                                                                      Number of Shares       Percent of Common
                                                                        Beneficially         Stock Beneficially
  Greater than 5% Stockholders                                              Owned                  Owned
  ----------------------------                                          -------------          -------------
  Apollo Investment Fund, L.P., c/o Apollo Advisors, L.P.
   and
  Lion Advisors, L.P.
  Two Manhattanville Road
  Purchase, New York 10577 (1)....................................             11,230,365                   64.1%

  Directors and Executive Officers
  --------------------------------
  Glenn N. Rupp/(2)/..............................................                427,000                    2.4
  James E. Solomon/(2)/...........................................                130,000                      *
  Alistair M. Thorburn/(2)/.......................................                 81,000                      *
  Jack A. Green/(2)/..............................................                 27,195                      *
  Donald J. Camacho/(2)/..........................................                 84,000                      *
  Donald J. Barr/(2)/.............................................                  7,500                      *
  Julius W. Erving/(2)/...........................................                  7,500                      *
  Robert H. Falk/(1)//(3)/........................................             11,230,365                   64.1
  Gilbert Ford/(2)/...............................................                 10,000                      *
  Michael S. Gross/(1)//(3)/......................................             11,230,365                   64.1
  John J. Hannan/(1)//(3)/........................................             11,230,365                   64.1
  Joshua J. Harris/(1)//(3)/......................................             11,230,365                   64.1
  John H. Kissick/(1)//(3)/.......................................             11,230,365                   64.1
  Richard B. Loynd/(2)/...........................................                 44,666                      *
  Michael D. Weiner/(1)//(3)/.....................................             11,230,365                   64.1
  Directors and executive officers of the
    Company as a group (17 persons)...............................             12,099,223                   69.1%
----------------------------------------------------------------

  *  less than 1%.

  (1) Includes (i) 5,616,306 shares beneficially owned by Apollo Investment Fund, L.P. ("AIF") and (ii) 5,614,059 shares beneficially owned by Lion Advisors, L.P. ("Lion Advisors") for the benefit of an investment account under management over which Lion Advisors has sole investment, voting and dispositive power. The managing general partner of AIF is Apollo Advisors, L.P., whose general partner is Apollo Capital. The general partner of Lion Advisors is Lion Capital.
  (2) Shares beneficially owned represent options to purchase Converse Common Stock that are exercisable within 60 days, except for shares held of record by the following: Mr. Rupp 15,000 shares, Mr. Solomon 2,000 shares, Mr. Green 195 shares, Mr. Camacho 5,000 shares, Mr. Ford 10,000 shares, and Mr. Loynd 37,166 shares.
  (3) Mr. Hannan is a director and officer of Apollo Capital and Lion Capital. Messrs. Falk, Gross, Harris and Weiner are officers of Apollo Capital and Lion Capital. Mr. Kissick is an officer of Lion Capital and a consultant to Apollo Capital. Each such director disclaims beneficial ownership of, and a personal pecuniary interest in, the shares beneficially owned by AIF and Lion Advisors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

  Mr. Erving has a contract with Converse whereby he has agreed to perform certain services. The agreement provides for Mr. Erving's endorsement of the Company's footwear and activewear, the right to use his name and likeness to advertise the Company's products, promotional appearances, and advertising production and product development consultation. The agreement provides for an annual fee of $200,000 and expires on September 30, 2000.

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

     1.  Financial statements:

         The following consolidated financial statements are included in Item 8 and presented as a separate section of this report:

                                                                           Page
                                                                           ----
         Report of Independent Accountants                                 F-2

         Consolidated Balance Sheet at
         January 2, 1999 and January 1, 2000                               F-3

         For each of the fiscal years ended January 3, 1998, January 2, 1999 and January 1, 2000:

               Consolidated Statement of Operations                        F-4
               Consolidated Statement of Cash Flows                        F-5
               Consolidated Statement of Stockholders' Equity              F-6
                 and Comprehensive Income

         Notes to Consolidated Financial Statements                        F-7

     2.  Financial Statement Schedule:

         For each of the fiscal years ended January 3, 1998, January 2, 1999 and January 1, 2000:

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

         10.3  Amendment Number Two to Credit Agreement(14)

         10.4  Amendment Number Three Credit Agreement (14)

         10.5   Amendment Number Four to Credit Agreement (17)

         10.6   Amendment Number Five to Credit Agreement (20)

         10.7   Amendment Number Six to Credit Agreement (20)

         10.8   Amendment Number Seven to Credit Agreement (21)

         10.9   Amendment Number Eight to Credit Agreement (21)

         10.10  Amendment Number Nine to Credit Agreement *

         10.11  Amendment Number Ten to Credit Agreement *

         10.12  Waiver Number One to Credit Agreement (15)

         10.13  Waiver Number Two to Credit Agreement (16)

         10.14 Amendment and Reaffirmation of Lease dated June 29, 1988, between Godley Construction Company Inc. ("Godley") and Converse Inc. and Lease Agreement dated as of March 26, 1974, between Godley and Charlotte Footwear, Inc. (1)

         10.15 Lease Agreement dated as of February 1, 2001 between Godley Construction Company and Converse Inc. (20)

         10.16 Sublease Agreement dated as of September 28, 1993, between Kmart Corporation and Converse Inc. (1)

         10.17  Lease Agreement - Reynosa, Mexico (16)

         10.18 Registration Rights Agreement dated as of November 17, 1994, between Apollo Interco Partners, L.P. and Converse Inc. (3)

         10.19 Consulting Agreement dated as of November 17, 1994, between Apollo Advisors, L.P. and Converse Inc. (3)

         10.20 Amendment to Consulting Agreement Dated as of November 17, 1998 between Apollo Advisors L.P. and Converse Inc. (15)

         10.21  Converse Inc. Executive Incentive Plan (1)

         10.22  Converse Inc. Team Incentive Plan (1)

         10.23  Converse Inc. Supplemental Executive Retirement Plan (6)

         10.24 Converse Inc. 1994 Stock Option Plan, as Amended and Restated as of February 25, 1998 (16)

         10.25 Converse Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated as of July 30, 1997 (13)

         10.26  Converse Inc. Employee Stock Purchase Plan (16)

         10.27 Agreement among Julius W. Erving, the Erving Group and Converse Inc., dated October 1, 1984 as amended by an Amendment dated September 16, 1988, a Second Amendment dated July 18, 1989, a Third Amendment dated October 17, 1991, and a Fourth Amendment dated February 7, 1994 (2)

         10.28 Fifth Amendment to Agreement among Julius W. Erving, The Erving Group, Inc. and Converse Inc.(5)

         10.29 Sixth Amendment to Agreement among Julius W. Erving, the Erving Group, Inc. and Converse Inc.(7)

         10.30 Seventh Amendment to Agreement among Julius W. Erving, the Erving Group, Inc. and Converse Inc.(10)

         10.31 Lease Agreement dated as of January 3, 1995 between Talbot Operations Inc. and Converse Inc. (4)

         10.32  Employment Agreement between Converse Inc. and Glenn N. Rupp (8)

         10.33 Amendment Number One to Employment Agreement between Converse Inc. and Glenn N. Rupp (19)

         10.34  Employment Agreement between Converse Inc. and James E. Solomon
                (9)

         10.35  Employment Agreement between Converse Inc. and Donald J. Camacho
                (6)

         10.36 Form of Employment Agreement dated as of October 25, 1995, between Converse Inc. and each of the following: Jack A. Green, Herbert R. Rothstein, Alistair M. Thorburn, and James E. Lawlor
                (6)

         10.37 Employment Agreement between Converse Inc. and Edward C. Frederick (11)

         10.38 Purchase Agreement dated June 1, 1997 between Converse Inc. and Exeter Research, Inc. (12)

         10.39  Senior Secured Note Purchase Agreement dated September 16, 1998
                (17)

         10.40 Supplement dated November 23, 1999 to Senior Secured Note Purchase Agreement dated September 16, 1998*

         10.41  Senior Secured Note dated September 16, 1998 (17)

         10.42  Warrant Agreement dated September 16, 1998 (17)

         10.43 Agreement for Assignment and Sale of Trademarks dated November 25, 1999*

         21.    List of subsidiaries*

         23.1   Consent of PricewaterhouseCoopers LLP*

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

  (15) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended April 4, 1998. and incorporated herein by reference.

  (16) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended July 4, 1998, and incorporated herein by reference.

  (17) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended October 3, 1998, and incorporated herein by reference.

  (18) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-K for the year ended January 2, 1999,and incorporated herein by reference.

  (19) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

  (20) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference.

  (21) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended October 2, 1999 and incorporated herein by reference.

         (b) No reports on Form 8-K were filed by the Company during the last quarter of Fiscal 1999.

         UPON WRITTEN REQUEST TO THE COMPANY'S SECRETARY, THE COMPANY WILL FURNISH SHAREHOLDERS WITH A COPY OF ANY OR ALL SUCH EXHIBITS REQUESTED AT A CHARGE OF TEN CENTS PER PAGE, WHICH REPRESENTS THE COMPANY'S REASONABLE EXPENSES IN FURNISHING SUCH EXHIBITS.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Reading, Massachusetts on April 17, 2000.

                                             CONVERSE INC.

                                             By:  /s/ Glenn N. Rupp
                                                  -----------------------
                                                  Glenn N. Rupp
                                                  Chairman of the Board and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                         Title                                                       Date
---------                         -----                                                       ----
/s/ Glenn N. Rupp                 Chairman of the Board, Chief Executive Officer              April 17, 2000
--------------------------------
Glenn N. Rupp                     and Director (Principal Executive Officer)

/s/ Donald J. Camacho             Senior Vice President and Chief Financial Officer           April 17, 2000
--------------------------------
Donald J. Camacho                 (Principal Financial and Accounting Officer)

/s/ Donald J. Barr                Director                                                    April 17, 2000
--------------------------------
Donald J. Barr

/s/ Julius W. Erving              Director                                                    April 17, 2000
--------------------------------
Julius W. Erving

/s/ Robert H. Falk                Director                                                    April 17, 2000
--------------------------------
Robert H. Falk

/s/ Gilbert Ford                  Director                                                    April 17, 2000
--------------------------------
Gilbert Ford

/s/ Michael S. Gross              Director                                                    April 17, 2000
--------------------------------
Michael S. Gross

                                  Director
--------------------------------
John J. Hannan

/s/ Joshua J. Harris              Director                                                    April 17, 2000
--------------------------------
Joshua J. Harris

/s/ John H. Kissick               Director                                                    April 17, 2000
--------------------------------
John H. Kissick

/s/ Richard B. Loynd              Director                                                    April 17, 2000
--------------------------------
Richard B. Loynd

/s/ Michael D. Weiner             Director                                                    April 17, 2000
--------------------------------
Michael D. Weiner

                        CONVERSE INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                         -------
Report of Independent Accountants......................................................................    F-2

Consolidated Balance Sheet.............................................................................    F-3

Consolidated Statement of Operations...................................................................    F-4

Consolidated Statement of Cash Flows...................................................................    F-5

Consolidated Statement of Stockholders' Equity and Comprehensive Income................................    F-6

Notes to Consolidated Financial Statements.............................................................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Converse Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a) of this Form 10-K present fairly, in all material respects, the financial position of Converse Inc. (the "Company") and its subsidiaries at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under
Item 14(a) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  The accompanying financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 4. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
April 11, 2000

                         CONVERSE INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET

                (Dollars in thousands, except per share amounts)



                                                                                                  January 2, 1999   January 1, 2000
                                                                                                  ----------------  ----------------
ASSETS
Current assets:
 Cash and cash equivalents......................................................................         $  3,274         $   2,305
 Receivables, less allowances of $2,086 and $3,945, respectively................................           57,826            40,511
 Inventories (Note 6)...........................................................................           71,292            76,414
 Prepaid expenses and other current assets (Note 11)............................................            7,821             2,866
                                                                                                         --------         ---------
     Total current assets.......................................................................          140,213           122,096
Net property, plant and equipment (Note 7)......................................................           20,838            18,855
Other assets (Note 11)..........................................................................           37,166            11,412
                                                                                                         --------         ---------
                                                                                                         $198,217         $ 152,363
                                                                                                         ========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
 Short-term debt (Note 9).......................................................................         $  9,557         $   1,951
 Credit facility (Note 9).......................................................................           73,833            71,551
 Senior secured notes (Note 9)..................................................................               --            28,223
 Accounts payable...............................................................................           37,184            41,257
 Accrued expenses (Note 8)......................................................................            9,597            15,063
 Income taxes payable (Note 11).................................................................            7,336             6,455
                                                                                                         --------         ---------
     Total current liabilities..................................................................          137,507           164,500
Long-term debt (Note 9).........................................................................          101,799            74,265
Current assets in excess of reorganization value (Note 2).......................................           28,221            26,143
Stockholders' equity (deficiency):
 Common stock, $1.00 stated value, 50,000,000 shares authorized, 17,319,556 and
     17,479,025 shares issued and outstanding at January 2, 1999 and
     January 1, 2000, respectively..............................................................           17,320            17,479
Preferred stock, no par value, 10,000,000 shares authorized, none issued and
     outstanding................................................................................               --                --
 Additional paid-in capital.....................................................................            3,695             4,764
 Unearned compensation..........................................................................             (758)           (1,061)
 Retained deficit...............................................................................          (88,129)         (131,737)
 Accumulated other comprehensive income.........................................................           (1,438)           (1,990)
                                                                                                         --------         ---------
     Total stockholders' equity (deficiency)....................................................          (69,310)         (112,545)
                                                                                                         --------         ---------
                                                                                                         $198,217         $ 152,363
                                                                                                         ========         =========

See accompanying notes to consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                (Dollars in thousands, except per share amounts)



                                                                                        Fiscal Year Ended
                                                                      ----------------------------------------------------
                                                                      January 3, 1998   January 2, 1999   January 1, 2000
                                                                      ----------------  ----------------  ----------------
Net sales.........................................................           $450,199          $308,353          $231,767
Cost of sales.....................................................            329,258           237,671           176,510
                                                                            ---------          --------          --------
Gross profit......................................................            120,941            70,682            55,257

Selling, general and administrative expenses......................            127,261            92,683            83,764
Royalty income....................................................             22,569            20,175            20,466
Gain on sale of trademarks (Note 5)...............................                 --                --            24,811
Restructuring and other unusual charges (Note 4)..................              1,537                --             9,368
                                                                            ---------          --------          --------
Earnings (loss) from operations...................................             14,712            (1,826)            7,402

(Credit) on investment in unconsolidated subsidiary (Note 3)......            (12,537)               --                --
Interest expense..................................................             16,133            18,487            22,289
Other expense (income), net.......................................              2,267              (366)            1,047
                                                                            ---------          --------          --------
Earnings (loss) from continuing operations before income taxes....              8,849           (19,947)          (15,934)

Income tax expense (Note 11)......................................             13,154             3,572            27,674
                                                                            ---------          --------          --------
Loss from continuing operations...................................             (4,305)          (23,519)          (43,608)

Extraordinary (gain) loss, net of tax expense (benefit) of $(576)
     and $437, respectively (Note 10)..............................               744              (704)               --
                                                                             --------           -------           --------

Net loss...........................................................          $ (5,049)         $(22,815)         $(43,608)
                                                                             ========          ========          ========
Net basic and diluted loss per share (Note 2):
     Continuing operations.........................................          $  (0.25)         $  (1.36)         $  (2.50)
     Extraordinary gain (loss).....................................             (0.04)             0.04                --
                                                                            ---------          --------          --------
     Net loss......................................................          $  (0.29)         $  (1.32)         $  (2.50)
                                                                            =========          ========          ========
Weighted average common shares outstanding (Note 2)................            17,272            17,319            17,414
                                                                            =========          ========          ========

See accompanying notes to consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands, except per share amounts)                                                  Fiscal Year Ended
                                                                                  --------------------------------------------------
                                                                                  January 3, 1998  January 2, 1999   January 1, 2000
                                                                                  ---------------- ----------------  ---------------
Cash flows from operating activities:
 Net loss.........................................................................      $  (5,049)         $(22,815)       $(43,608)
 Adjustments to reconcile net loss to net cash provided by (required for)
  operating activities:
 Credit on investment in unconsolidated subsidiary, less cash payments of $8,064          (20,601)               --              --
  in 1997.........................................................................
 Provision for restructuring actions, less cash payments of $3,763, $2,438 and             (2,226)               --           7,673
  $1,033, respectively and non-cash charges of $662 in 1999.......................
 Extraordinary loss on write-off of deferred financing fees.......................          1,320               809              --
 Extraordinary gain on cancellation of convertible notes..........................             --            (1,950)             --
 Depreciation of property, plant and equipment....................................          3,589             3,939           4,640
 Amortization of intangible assets................................................            548               468             200
 Amortization of current assets in excess of reorganization value.................         (2,077)           (2,078)         (2,078)
 Amortization of note discount/warrants...........................................             --               189             614
 Gain on sale of property, plant and equipment....................................             --            (1,042)             --
 Amortization of deferred compensation............................................             --               217             580
 Deferred tax provision...........................................................         11,709            (4,637)         24,757
Changes in assets and liabilities:
 Receivables......................................................................        (12,359)           14,937          16,355
 Inventories......................................................................         (8,775)           23,423          (5,328)
 Prepaid expenses and other current assets........................................            114             1,294           4,424
 Accounts payable and accrued expenses............................................         (8,751)           (8,707)          2,089
 Income taxes payable.............................................................         (2,929)            6,858            (881)
 Other long-term assets and liabilities...........................................         (2,620)          (10,347)          1,230
                                                                                         --------          --------        --------
  Net cash provided by (required for) operating activities........................        (48,107)              558          10,667
                                                                                         --------          --------        --------
Cash flows from investing activities:
 Proceeds from disposal of assets.................................................             --             1,169              --
 Additions to property, plant and equipment.......................................         (5,909)           (4,787)         (2,718)
                                                                                         --------          --------        --------
  Net cash used by investing activities...........................................         (5,909)           (3,618)         (2,718)
                                                                                         --------          --------        --------
Cash flows from financing activities:
 Net proceeds from exercise of stock options......................................            512                11              --
 Net proceeds from exercise of warrants...........................................             --                --             268
 Net proceeds from sale of common stock...........................................             --                --             151
 Net proceeds from (payment of) short-term debt...................................         (3,236)              169          (7,192)
 Net proceeds from (payment of) old credit facility...............................       (117,765)             ----            ----
 Net proceeds from (payment of) new credit facility...............................         96,844           (23,011)         (2,282)
 Net proceeds from issuance of senior secured notes...............................             --            24,000              --
 Net proceeds from bond issue.....................................................         76,400                --              --
                                                                                         --------          --------        --------
  Net cash provided by financing activities.......................................         52,755             1,169          (9,055)
                                                                                         --------          --------        --------
Effect of foreign currency rate fluctuations on cash and cash equivalents.........          1,091              (573)            137
                                                                                         --------          --------        --------
Net increase (decrease) in cash and cash equivalents..............................           (170)           (2,464)           (969)
Cash and cash equivalents at beginning of period..................................          5,908             5,738           3,274
                                                                                         --------          --------        --------
Cash and cash equivalents at end of period........................................      $   5,738          $  3,274        $  2,305
                                                                                         ========          ========        ========

Supplemental Disclosures:
 Cash payments for income taxes, net..............................................      $   3,719          $  1,803        $  2,441
                                                                                         ========          ========        ========
 Cash payments for interest.......................................................      $  16,663          $ 17,083        $ 19,327
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

                         CONVERSE INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                (Dollars in thousands, except per share amounts)

                                           Total                                    Accumulated
                                        Stockholders'                    Retained      Other               Additional
                                           Equity        Comprehensive   Earnings   Comprehensive   Common   Paid-in      Unearned
                                         (Deficiency)    Income (Loss)   (Deficit)     Income       Stock    Capital    Compensation
                                         --------------  --------------  ---------  -------------  -------   --------   ------------
Balance, December 28, 1996..............   $ (38,868)                    $ (60,265) $  (1,208)  $ 17,213     $ 5,392          ---
Comprehensive income (loss)
  Net loss..............................      (5,049)         (5,049)       (5,049)
  Other comprehensive income (loss),
  net of tax............................
    Foreign currency translation
    adjustments.........................      (1,049)         (1,049)                  (1,049)
                                                           ---------
Comprehensive income (loss).............                   $  (6,098)
                                                           =========
Exercise of common stock options........         512                                                 105         407
Cancellation of common stock warrants
    (Note 3)............................      (3,528)                                                         (3,528)
                                           ---------                      --------   --------     ------      ------      -------
Balance, January 3, 1998................     (47,982)                      (65,314)    (2,257)    17,318       2,271          ---
Comprehensive income (loss).............
  Net loss..............................     (22,815)        (22,815)      (22,815)
  Other comprehensive income (loss),
  net of tax............................
    Foreign currency translation
    adjustments.........................         819             819                      819
                                                           ---------
Comprehensive income (loss).............                    $(21,996)
                                                           =========
Exercise of common stock options........          11                                                   2           9
Issuance of common stock warrants
    (Note 9)............................         440                                                             440
Issuance of restricted stock (Note 13)..         ---                                                             975         (975)
Amortization of unearned compensation...         217                                                                          217
                                           ---------                      --------   --------     ------      ------      -------
Balance, January 2, 1999................     (69,310)                      (88,129)    (1,438)    17,320       3,695         (758)
Comprehensive income (loss).............
  Net loss..............................     (43,608)        (43,608)      (43,608)
  Other comprehensive income (loss),
  net of tax............................
    Foreign currency translation
    adjustments.........................        (552)           (552)                    (552)
                                                            --------
Comprehensive income (loss).............                    $(44,160)
                                                            ========
Employee stock purchase plan share
    issuance............................         151                                                  68          83
Exercise of warrants....................         194                                                  91         103
Issuance of restricted stock
    (Note 13)...........................         ---                                                             968         (968)
Cancellation of restricted stock........         ---                                                             (85)          85
Amortization of unearned compensation...         580                                                                          580
                                           ---------                     ---------   -------     -------     -------      -------
Balance, January 1, 2000................   $(112,545)                    $(131,737)  $ (1,990)   $17,479     $ 4,764      $(1,061)
                                           =========                     =========   =======     =======     =======      =======

See accompanying notes to consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.   Summary of Business Operations

     Converse Inc. ("Converse" or the "Company") is a leading global designer, manufacturer and marketer of high-quality athletic footwear for men, women and children and a global licensor of sports apparel, accessories and selected footwear. Converse's principal markets are the United States, Europe and the Pacific Rim.

2.   Significant Accounting Policies

     The major accounting policies of Converse are set forth below.

Fiscal year

     Converse's fiscal year end is the Saturday closest to December 31 in each year. For 1999, Converse's fiscal year ended on January 1, 2000 ("Fiscal 1999"), for 1998, Converse's fiscal year ended on January 2, 1999 ("Fiscal 1998") and for 1997, Converse's fiscal year ended on January 3, 1998 ("Fiscal 1997"). Fiscal Years 1999 and 1998 include 52 weeks whereas Fiscal Year 1997 includes 53 weeks.

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

Fair value of financial instruments

     The carrying amount of cash, cash equivalents, trade receivables and trade payables approximates their fair value because of the short maturity of these financial instruments. Except for the Convertible Notes (See Note 9), at January 1, 2000, the carrying amount of the Company's long-term instruments approximates fair value, which is estimated based on market values for similar instruments. At January 1, 2000, the fair value of the $74.3 million Convertible Notes was $18.6 million, as estimated using quoted market prices.

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

Impairment of long-lived assets

     The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Current assets in excess of reorganization value and distribution

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

     During Fiscal 1999, the Company used foreign exchange forward contracts and foreign currency options to protect the Company from the effects of changes in foreign exchange rates. These instruments do not qualify for hedge accounting. Option premiums are amortized over the respective life of the instrument.
During the year ended January 1, 2000, the Company recorded amortization expense of $225 with respect to the currency options. At January 1, 2000, the Company had open foreign exchange forward contracts totaling $2,825 with a maximum remaining term to maturity of less than one year. The Company recorded unrealized losses totaling $154 on these open forward contracts for the year ended January 1, 2000. The Company recorded realized gains of $1,271 and $108 on exercised currency options and closed forward contracts, respectively, during the year ended January 1, 2000.

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

Earnings per share

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") was issued which supersedes the old methodology for calculation of earnings per share, as promulgated under Accounting Principles Board Opinion No. 15. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and convertible subordinated debentures) and "diluted" earnings per share. For the fiscal years ended, January 3, 1998, January 2, 1999 and January 1, 2000 basic and diluted earnings per share are the same.

Concentration of risk

     Converse purchases dyed canvas raw material primarily from four dye houses. Additionally, Converse sources certain footwear production from the Far East. One manufacturer produces approximately 20% of the Company's sourced products.
A change in the Company's largest dye house or in its largest Far East manufacturer could cause a delay in manufacturing; however, management does not expect such a change to impact long-term supply due to the existence of alternative suppliers.

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

Reclassifications

     Certain amounts in the prior year financial statements and related notes have been reclassified to conform with the Fiscal 1999 presentation.

3.   Investment in Unconsolidated Subsidiary

     On May 18, 1995, Converse consummated the acquisition of Apex One, Inc. ("Apex") for $14,528 of subordinated promissory notes and warrants. Subsequent to the acquisition of Apex, Converse, through its integration of Apex's information systems and in-depth review of Apex operating procedures and financial condition, determined that the operating losses of Apex and its weak financial position could not be corrected without additional significant investment or financing. On August 11, 1995, Converse's Board of Directors voted to cease funding Apex's operations as of that date. As a result of this decision, Apex ceased operations and was unable to meet its obligations and on September 14, 1995 filed for Chapter 11 bankruptcy protection.

     In 1997, the Company prevailed in a breach of warranty lawsuit brought against several former owners of Apex. Subsequently, the Company entered into settlement agreements with substantially all of the former owners of Apex. As a result of these settlements, the Company recorded a credit on investment in unconsolidated subsidiary of $12,537. One former owner of Apex continues to hold subordinated notes bearing interest at 8% per annum in 1997, 10% in 1998 and

12% in 1999 through maturity at May 18, 2003 issued by Converse in the amount of $774. This amount is included within accrued expenses in the accompanying consolidated balance sheet.

4.   Changes in Business

     1999 Operating losses and 2000 Outlook

     Over the past two and a half years, Converse has been adversely affected by the downturn and continued weakness in the athletic footwear and apparel market. Industry sales of basketball shoes throughout the world have declined significantly due to the 12-24 year old consumer moving to other types of athletic shoes (running) and non-athletic shoes ("brown shoes"). Converse's net sales have decreased 31.5% and 24.8% in Fiscal 1998 and Fiscal 1999, respectively. At January 1, 2000, the Company was in default of certain financial covenants contained in its Credit Facility. In March, the banks waived defualt of these financial covenants. However, it is not probable that the Company will be in compliance with covenants on any of its principle borrowing facilities in the next twelve months. Converse expects that demands on its liquidity and credit resources will continue to be significant throughout fiscal 2000.

     To address these issues, Converse has undertaken a series of strategic initiatives to reposition the Company. One of these initiatives includes diversification of the Company's product offerings to decrease dependence on basketball products. This diversification entails adding new "retro-inspired" products to its athletic originals line, introduction of a new patent-pending helium technology performance shoe, creating an action sports category, and expanding its athletic originals to include models designed specifically for women.

     In addition, the Company has focused on reducing its corporate infrastructure to significantly reduce operating expenses. During 1999, the Company reduced its selling, general and administrative expenses by approximately $18.0 million, excluding a one-time settlement gain related to a postretirement medical benefit plan. In 2000, the Company will continue to reduce its spending structure across all functions. In order to attain this goal, the Company has recorded $9,368 of restructuring and other unusual charges, as discussed below, relating primarily to corporate headcount reductions, closing of five unprofitable retail outlets and converting foreign operations into licensee arrangements.

     In order to address working capital needs, the Company is pursuing additional long-term financing. On March 31, 2000, the Company announced that for several months it has been working with its financial advisor, Universal Credit Corp., a speciality investment bank, minority owned by Deutsche Bank and Prudential Securities, on a financing transaction which would securitize the Company's trademarks, licensing agreements and all related future royalty income. Based upon the Company's 1999 adjusted royalty income, and subject to the transaction's final rating, the transaction is expected to result in approximately $85 million of gross proceeds. The Company intends to utilize the proceeds from the transaction to pay down existing secured indebtedness and provide incremental working capital. Assuming the completion of this financing transaction, the Company intends to amend the financial covenants of its existing principle borrowing facilities. This financing should increase the Company's capacity to respond to challenges within its industry and improve operating results.

     Restructuring and Other Unusual Charges

     During 1995, Converse recorded restructuring charges related to the closing of the Mission Texas manufacturing facility. During the first quarter of 1997, the Company re-opened the manufacturing facility located in Mission, Texas for cutting and limited production due to an unexpected increase in demand for athletic originals products. Accordingly, the remaining lease termination restructuring reserve of $563 was reversed into income. During the fourth quarter of 1997, the Company recorded a restructuring charge of $2,100. The costs included in the charge were primarily: (i) employee severance and related benefits of $1,192 for the termination of 35 employees; (ii) costs of $464 related to the closing of three unprofitable retail stores; and (iii) termination costs of $444 related to marketing endorser contracts. During 1998 all remaining restructuring liabilities were paid out. As of January 2, 1999, there were no remaining restructuring liabilities related to these actions.

     During 1999, Converse recorded restructuring and other unusual charges of $9,368 relating primarily to initiatives aimed at reducing future operating costs, including global distribution, marketing, selling and administrative costs. Principal costs included in the charge were: (i) costs for employee severance and related benefits for the termination of 49 corporate employees;
(ii) costs related to the closing of five unprofitable retail stores; (iii) lease termination costs related to the Company's R&D facility; (iv) termination costs related to endorser contracts; and (v) costs of converting wholly-owned subsidiaries with foreign operations into licensee/distributor agreements.

     The corporate employees severance and related costs relate primarily to the domestic layoffs begun in January 2000 and expected to be completed by April 2000. The charge for the retail store closures, as well as the closure of the R&D facility, is primarily comprised of lease termination costs and writedowns of leasehold improvements and other fixed assets to their estimated fair market value. Converse has also decided to terminate endorsement contracts with certain basketball endorsers. In future periods a pension curtailment will also be recognized related to the corporate actions.

     International actions include the anticipated sale and conversion of all of the Company's European operations. This conversion has already been completed for Spain and Portugal in 1998, Canada in the second quarter of 1999 and Italy on January 1, 2000. The sale/conversion costs for both the anticipated and the completed transactions are comprised primarily of severance charges, fixed asset writedowns and lease termination costs, where applicable.

     Costs included in the 1999 restructuring and other unusual charges include employee severance and related benefits for the termination of 105 corporate, retail and international employees. The restructuring charge also includes costs of $576 relating to the write-off of the cumulative translation adjustment associated with the conversion of Converse's wholly-owned foreign subsidiaries completed by January 1, 2000. Additional cumulative translation adjustment charges and employee severance costs will be recognized as restructuring and other unusual charges in future periods relating to the conversion of the wholly-owned foreign subsidiaries into licensee/distributor agreements. At January 1, 2000, $7,673 of the charges recorded remain in current liabilities on the balance sheet.

     The following table summarizes the Fiscal 1999 activity relating to these initiatives:

                             Corporate
                             Employee                           R&D                               Conversion of
                             Severance &     Retail Store   Building Lease      Contract           Subsidiaries into
                             Related Costs     Closing     Termination Costs  Termination Costs        Licensees          Total
                             -------------   ------------  -----------------  -----------------   ------------------     ------
1999 Restructuring Accrual     $1,485            $728            $136             $1,667               $5,352               $9,368
Charges/Write-offs                350             ---             ---                ---                1,345                1,695
                               ------           -----           -----             ------               ------               ------
January 1, 2000 Balance        $1,135            $728            $136             $1,667               $4,007               $7,673
                               ======           =====           =====             ======               ======               ======

5.   Gain on Sale of Trademarks

     On November 29, 1999, the Company completed the sale of all its non-footwear trademarks in Japan and the assignment of its Japanese non-footwear trademark license agreements to Itochu Corporation for $25.0 million cash. The Company used the proceeds from the sale to pay down bank debt and provide additional working capital. The licensees represented by these trademarks generated royalty income of $4.2 million in Fiscal 1999 and $5.9 million in Fiscal 1998. Royalty income adjusted to eliminate the Japanese non-footwear trademarks was $16.3 million in Fiscal 1999 and $14.3 million in Fiscal 1998.

6.   Inventories

     Inventories are summarized as follows:

                                         January 2, 1999   January 1, 2000
                                         ---------------   ---------------
     Retail merchandise...............        $ 4,535             $ 4,020
     Finished products................         57,365              64,589
     Work-in-process..................          5,009               4,120
     Raw materials....................          4,383               3,685
                                             --------             -------
                                              $71,292             $76,414
                                             ========             =======

7.   Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

                                                    Estimated
                                                     Useful
                                                  Life (Years)         January 2, 1999         January 1, 2000
                                               -------------------  ----------------------  ----------------------
Building and leasehold improvements                        5 - 10                  $ 8,129                 $ 8,198
Machinery and equipment......................              3 - 11                   14,139                  15,103
Furniture and fixtures.......................               5 - 8                    3,049                   2,984
Office and computer equipment................                   7                   10,171                  11,749
                                                                                ----------              ----------
                                                                                    35,488                  38,034
Less accumulated depreciation................                                       14,650                  19,179
                                                                                ----------              ----------
                                                                                   $20,838                 $18,855
                                                                                ==========              ==========

8.   Accrued Expenses

     Accrued expenses consisted of the following:

                                                                    January 2, 1999         January 1, 2000
                                                                 ----------------------  ----------------------
       Employee compensation.................................             $2,944                $ 3,348
       Advertising and promotion.............................                466                    514
       Accrued interest......................................              1,410                    829
       Restructuring and other unusual charges...............                ---                  7,673
       Other.................................................              4,777                  2,699
                                                                       ---------                -------
                                                                          $9,597                $15,063
                                                                       =========                =======


9.   Debt

     Debt consisted of the following:

                                                                    January 2, 1999         January 1, 2000
                                                                 ----------------------  ----------------------
Current:
   Short-term debt.............................................           $ 9,557                $ 1,951
   Credit facility.............................................           $73,833                $71,551
   Senior secured notes (net of unamortized bond discount).....               ---                $28,223
 Long-Term:
   Senior secured notes (net of unamortized bond discount).....           $27,534                     ---
   Convertible subordinated notes..............................           $74,265                 $74,265

Short-term debt

     Subsidiaries of the Company maintain asset based financing arrangements in certain European countries with NMB-Heller, N.V. or an affiliate. In general, these financing arrangements allow the Company to borrow against varying percentages of eligible customer receivable balances based on pre-established credit lines, along with varying percentages of inventory, as defined. Interest is payable at the respective lender's base rate plus 1.5% (varying by country from 5.5% to 8.25% at January 1, 2000). The obligations are secured by a first priority lien on the respective European assets being financed. In addition, Converse has provided guarantees of these borrowings.

Credit facility

     Simultaneously with the issuance of the $80,000 principal amount of 7% Convertible Subordinated Notes (the "Convertible Notes") in May 1997 (see below), the Company entered into a new $150,000 secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the indebtedness under the Company's then existing credit agreement (the "Old Credit Facility"). In July 1997, BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). In September 1998, the Credit Facility was amended to decrease the commitment from $150,000 to $120,000 in conjunction with the issuance of the Secured Notes (see below). In November 1999, the Company reduced the commitment from $120,000 to $90,000. The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. accounts receivable and inventory (the "Borrowing Base"). The aggregate of letters of credit, foreign exchange contracts and banker acceptances may not exceed $40,000 at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

     The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $71,551 are classified as current due to the Company's lockbox arrangement (whereby payments by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet

Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement."

     In May 1999, the Credit Facility was amended to allow for $6,000 of additional borrowing base through July 31, 1999. Subsequent amendments to the Credit Facility extended this additional borrowing from July 31, 1999 through March 31, 2000. In March 2000, the Credit Facility was amended to allow for $6,000 of additional borrowing base through May 15, 2000. As of January 1, 2000, the Borrowing Base was $84,807. Utilization under the Credit Facility at year end amounted to $74,955 consisting of revolving loans of $66,664, banker acceptances of $4,887 and outstanding letters of credit of $3,404. Accordingly, $9,852 of the maximum available Borrowing Base remained unutilized as of January 1, 2000. Under the terms of the Supplement To Note Purchase Agreements signed November 23, 1999 (see the Secured Notes below), the Company may not borrow amounts under the revolving credit facility if such amounts would exceed the maximum permitted amount available to borrow less $6,850, thus the net availability as of January 1, 2000 was $3,002.

     Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin, which was formerly, two and one-half percent (2.50%) per annum and in November 1999, was increased to three percent (3.00%) per annum. At January 1, 2000, revolving loans outstanding under the Credit Facility bore interest of 9.23% based upon the weighted average of the Prime Lending Rate and the Adjusted LIBOR Rate. Obligations outstanding under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. In September 1998, the Company's Credit Facility was amended to permit the issuance of the Secured Notes as discussed below. The amendment decreased the commitment under the Credit Facility from $150,000 to $120,000, increased the annual collateral management fee from $100 to $125 and changed a financial performance covenant contained therein. The Company was not in compliance with its financial covenant for maintenance of minimum EBITDA (as defined therein) for the nine month period ending October 2, 1999. In November 1999, the Banks waived the Company's failure to comply with this financial covenant as of October 2, 1999. In connection with this waiver, the Credit Facility was amended to reduce the credit commitment from $120,000 to $90,000. As of January 1, 2000, the Company was not in compliance with the minimum EBITDA covenant of the Credit Facility. In March 2000, the Banks waived the Company's non-compliance with this minimum EBITDA covenant for the twelve month period ending January 1, 2000.

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

     In May 1997, the Company paid a funding fee with respect to the Credit Facility of 2% of the total commitment, or $3,000, to BTCC. The Company has capitalized these fees (adjusted for a write-off to extraordinary loss of $442 in the funding fee when the commitment was reduced from $150,000 to $120,000 in September 1998 and a write-off of $302 to interest expense when the commitment was reduced from $120,000 to $90,000 in November 1999) and is amortizing these costs over the term of the Credit Facility. Amendment fees totaling $650 were incurred and expensed during 1999. Unamortized costs of $102 relating to the September 1998 amendment to the Credit Facility was written-off to interest expense in November 1999. Accordingly, unamortized financing fees relating to the Credit Facility, recorded in other assets on the consolidated balance sheet of the Company, were $860 at January 1, 2000.

Senior secured notes

     In September 1998, the Company issued $28,643 aggregate principal amount of 15% Senior Secured Notes (the "Secured Notes") due September 16, 2000 (the "Initial Maturity Date"). Interest on the Secured Notes is payable quarterly in arrears. The Initial Maturity Date may be extended an additional 12 months at the Company's option upon written notification of its election to extend and payment of a fee equal to 3% of the then outstanding principal amount of the Secured Notes (the "First Extended Maturity Date"). The First Extended Maturity Date may be extended to May 21, 2002 at the Company's option upon written notification of its election to extend and payment of an additional fee equal to 3% of the then outstanding principal amount of the Secured Notes. The Secured Notes were issued in two series: Series A in the aggregate principal amount of $24,858 (the "Series A Secured Notes") and Series B in the aggregate principal amount of $3,785 (the "Series B Secured Notes"). The Secured Notes are redeemable at any time at face amount plus accrued interest. The Secured Notes require compliance with customary affirmative and negative covenants, including certain financial covenants, substantially the same as the requirements contained in the Credit Facility. The Company was not in compliance with a financial covenant relating to minimum EBITDA (as defined therein) contained in the Secured Notes agreement for the nine month period ending October 2, 1999. Compliance to this covenant was automatically waived by the purchasers of the Secured Notes for this quarter only per terms of the agreement. On November 23, 1999, the Secured Notes agreement was amended to (1) give consent to the Company to sell its non-footwear trademarks, logos and license agreements in Japan, (2) eliminate a minimum EBITDA requirement for the twelve month period ending January 1, 2000 and (3) not allow the Company to make any borrowings of revolving loans (including letter of credit obligations, foreign exchange obligations or acceptance obligations) if such borrowing would exceed the maximum amount available under the Credit Facility less $6,850. In connection with this amendment, the Company paid a fee of $250 to the holders of the Secured Notes. The Secured Notes are classified under current liabilities on the Company's consolidated balance sheet as of January 1, 2000 as the Company does not believe that it is probable that every covenant in the Secured Notes agreement will remain in compliance over the next twelve month period.

     Upon issuance of the Series A Secured Notes the Company received gross proceeds of $24,000 after discount from the face amount of $858. The Company is amortizing this discount over 24 months to the Initial Maturity Date. Accordingly, the unamortized note discount was $304 on January 1, 2000. In connection with the issuance of the Series A Secured Notes, the Company issued warrants to purchase 360,000 shares of the Company's common stock to the purchasers and paid funding fees to certain purchasers amounting to $350. The warrants were valued at $1.22 per share, vest immediately and expire on May 21, 2002. In May 1999 warrants to purchase 91,412 shares of the Company's common stock were exercised at $2.9375 per share. Warrants outstanding on January 1, 2000 were 268,588. The total warrant valuation of $440 (adjusted for $75 of the unamortized bond discount relating to warrants exercised in May 1999) is considered additional bond discount and is being amortized over a 24 month period to the Initial Maturity Date. As of January 1, 2000, the unamortized warrant cost was $116. The Company paid a placement fee of 4% of the gross proceeds, or $960, with respect to the Series A Secured Notes. The Series A Secured Notes carry a second priority perfected lien on substantially all the U.S. assets of the Company.

     The Series B Secured Notes were issued in exchange for the surrender of $5,735 face amount of Convertible Notes (see below), which were subsequently cancelled by the Company. In connection with the issuance of the Series B Secured Notes, the Company paid a placement fee of 2% of the face amount, or $76. The Series B Secured Notes carry a third priority perfected lien on substantially all the U.S. assets of the Company.

     The Company has capitalized all fees and expenses associated with the issuance of the Secured Notes and is amortizing these costs from the date of inception to the Initial Maturity Date. Accordingly, total unamortized financing fees and expenses relating to the Secured Notes, recorded in other assets on the consolidated balance sheet of the Company, were $830 at January 1, 2000.

Convertible subordinated notes

     On May 21, 1997, the Company completed the sale of $80,000 of Convertible Notes due June 1, 2004. As discussed above, in September 1998 the Company received, and subsequently cancelled, $5,735 of Convertible Notes in exchange for the issuance of the Series B Secured Notes leaving $74,265 face amount of Convertible Notes outstanding as of January 1, 2000. The Convertible Notes are subordinated to all existing and future Senior Indebtedness (as defined therein). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed, into common stock of the Company, at the option of the holder, at a conversion price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000 at the redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1, commencing on December 1, 1997. The Company capitalized deferred note issuance costs of $3,673 in conjunction with the issuance of the Convertible Notes.
These deferred costs are being amortized over the seven year life of the Convertible Notes. Unamortized bond issue fees of $151 with respect to the Convertible Notes exchanged in September 1998 were written off as an extraordinary loss in 1998. Accordingly, unamortized convertible note issuance costs, recorded as other assets on the consolidated balance sheet of the Company, were $2,187 at January 1, 2000.

Total interest expense consisted of the following:

                                                               Fiscal Year Ended
                                          -------------------------------------------------------------
                                           January 3, 1998      January 2, 1999         January 1, 2000
                                          ----------------      ---------------        ----------------
Interest on short-term debt, Credit
  Facility and Old Credit Facility.....               $ 9,777                   $ 7,829                 $ 6,846
Interest on Convertible Notes..........                 3,508                     5,346                   5,199
Interest on Apex notes.................                (1,354)                     ----                    ----
Amortization of Convertible Notes
  issuance costs.......................                   320                       668                     498
Credit line fees and other fees........                 1,819                     1,380                   1,506
Amortization of Credit Facility
  financing fees.......................                 1,304                       604                   1,727
Amortization of Secured Notes
  issuance costs.......................                  ----                       421                   1,445
Interest on Secured Notes..............                  ----                     1,277                   4,296
European Factoring Fees................                   759                       962                     772
                                                    ---------                   -------                 -------
                                                      $16,133                   $18,487                 $22,289
                                                    =========                   =======                 =======


10.  Extraordinary (Gain) Loss

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

11.  Income Taxes


     The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:

                                                            Fiscal Year Ended
                                           ----------------------------------------------------------
                                           January 3, 1998    January 2, 1999     January 1, 2000
                                           ---------------  -----------------     -------------------
          Domestic......................          $ 29,730          $ (4,040)             $ (9,391)
          Foreign.......................           (20,881)          (15,907)               (6,543)
                                                 ---------         ---------              --------
                                                  $  8,849          $(19,947)             $(15,934)
                                                 =========         =========              ========

  Income tax expense (benefit) related to continuing operations was comprised of the following:

                                                                     Fiscal Year Ended
                                      -------------------------------------------------------------------------------
                                           January 3, 1998            January 2, 1999             January 1, 2000
                                      -------------------------  --------------------------  -------------------------
Current:
     State..........................                    $   362                     $  501                     $   422
     Foreign........................                      2,336                      2,848                       2,495
                                                       --------                     ------                    --------
                                                          2,698                      3,349                       2,917
                                                       --------                     ------                    --------
Deferred:
     Federal........................                      8,574                        281                      21,084
     State..........................                      1,882                        (58)                      3,673
                                                       --------                     ------                    --------
                                                         10,456                        223                      24,757
                                                       --------                     ------                     -------
                                                        $13,154                     $3,572                     $27,674
                                                       ========                     ======                    ========

     The following table reconciles the differences between the Federal corporate statutory rate and Converse's effective income tax rate:

                                                                           Fiscal Year Ended
                                               --------------------------------------------------------------------------
                                                   January 3, 1998           January 2, 1999          January 1, 2000
                                               ------------------------  -----------------------  -----------------------
Federal corporate statutory tax rate
 (benefit).................................                       35.0%                   (35.0)%                  (35.0)%
State taxes (benefit), net of Federal tax
 effect....................................                       13.9                     (0.9)                    (1.3)
Foreign income taxes.......................                       ----                      8.5                      9.7
Valuation allowance........................                      105.0                     47.2                    202.4
Other......................................                       (5.3)                    (1.9)                    (2.1)
                                                         -------------         ----------------            -------------
Effective income tax (benefit) rate........                      148.6%                    17.9%                   173.7%
                                                         =============          ===============            =============

     Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of assets and liabilities for financial reporting purposes net of any valuation allowance. Converse's deferred tax assets and liabilities at January 2, 1999 and January 1, 2000, consisted of the following:

                                                                      January 2, 1999            January 1, 2000
                                                                 -------------------------  -------------------------
Deferred tax assets:
     Tax benefit of loss carryforwards.........................                  $ 53,260                   $ 55,538
     Expense accruals..........................................                     2,132                      4,448
     Receivable, inventory and other reserves..................                     2,262                      5,066
     Depreciation..............................................                       715                       ----
                                                                                ---------                 ----------
       Gross deferred tax assets...............................                    58,369                     65,052
Deferred tax liabilities:
     Employee pension plans....................................                    (1,272)                      (852)
     Depreciation..............................................                      ----                       (215)
     Other.....................................................                    (1,077)                      (986)
                                                                                ---------                 ----------
       Net deferred tax assets before valuation allowance......                    56,020                     62,999
     Valuation allowance.......................................                   (30,756)                   (62,999)
                                                                                ---------                 ----------
       Net deferred tax assets.................................                  $ 25,264                   $   ----
                                                                                =========                 ==========

 The net deferred tax assets are included in the consolidated balance sheet as follows:

                                                                   January 2, 1999           January 1, 2000
                                                                ----------------------  --------------------------
Prepaid expenses and other current assets.....................                 $ 1,265                    $   ----
Other assets..................................................                  23,999                        ----
                                                                              --------                  ----------
                                                                               $25,264                    $   ----
                                                                              ========                  ==========

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded against deferred tax assets for which there is a greater than fifty percent chance that the tax assets will not be realized. The period to use these deferred tax assets is 10 to 20 years for tax purposes and Converse believes these assets will be realized during this period. However, the accounting guidance requires that a shorter time frame be used to assess the probability of their realization.

     During the second half of Fiscal 1997, a downturn in the athletic footwear industry began, resulting in an oversupply of inventory in the marketplace. Converse reassessed the realizability of its deferred tax assets as a result of these developments and recorded a $9,292 increase to its valuation allowance in the fourth quarter of Fiscal 1997. During Fiscal 1998, industry conditions deteriorated. Converse reassessed the realizability of its deferred tax assets each quarter based on re-forecasts of estimated future earnings and the adoption of various business and tax planning strategies. These planning strategies included the sale and conversion of certain unprofitable foreign operations and anticipated enhancements of the Company's financial structure. Converse concluded that $25,264 of its deferred tax assets were realizable in accordance with the accounting guidance, and established additional valuation allowance of $9,879 during the year, fully reserving the tax benefits of Fiscal 1998 quarterly losses.

     During Fiscal 1999, the industry downturn continued. Converse reassessed the realizability of its deferred tax assets each quarter based on re-forecasts of estimated future earnings and progress being made in executing the business and tax planning strategies described above. Specifically, Converse sold and converted to distributors/licensees its operations in Canada and Italy in Fiscal 1999 and entered into discussions to sell and convert certain other unprofitable foreign operations. On November 29, 1999, the Company sold its non-footwear trademarks and licensee agreements in Japan resulting in a taxable gain of $24.8 million. Converse also has been in active discussions throughout the year with respect to various refinancing alternatives, one of which is described in Note 4.

     Because a variety of actions are actively being considered, it is not practicable to estimate with any degree of certainty which specific transactions and plans ultimately will be accomplished. Given this uncertainty, Converse's history of operating losses, and the accounting guidance referred to above, Converse recorded a charge of $25,278 in the fourth quarter of Fiscal 1999 bringing the total fiscal 1999 charge to $32,243 in order to establish a full valuation allowance against its deferred tax assets. These charges are offset by fourth quarter and year to date deferred assets created of $531 and $7,486, respectively, resulting in a deferred tax provision of $24,757 for both the fourth quarter and Fiscal 1999. As execution of specific transactions are determined to be more likely than not, Converse will reduce its deferred tax valuation allowance and credit earnings accordingly.

      January 1, 2000, Converse had operating loss carryforwards of $162,800. The loss carryforwards expire between the years 2009 and 2019.

12.  Employee Benefits

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

Defined benefit pension plan

      Converse has a non-contributory defined benefit pension plan (the "Converse Pension Plan") covering substantially all salaried employees at its domestic operations. Retirement benefits generally are based on years of service and final average compensation with employees becoming vested upon completion of five years of service. The plan is funded by Company contributions to trust funds which are held for the sole benefit of the employees. It is Converse's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. The assets of the plan are primarily comprised of equity securities and fixed income investments. In Fiscal 1998, the net periodic pension costs were subject to a $1,625 curtailment gain resulting from workforce reductions.

Supplemental pension plans

     The Converse Supplemental Executive Retirement Plan (the "SERP") is a non-qualified supplemental pension plan offered to certain executives. Eligibility is determined by the Board of Directors. The purposed of the plan is to restore benefits which the Converse Inc. Retirement Plan would otherwise generate except for the limits imposed by the Internal Revenue Code sections 415 and 401(1). These provisions limit the maximum benefits payable from a qualified plan and the amount of compensation used to calculate the benefit. Participants are not vested in the SERP until normal retirement (age 65 and at least 5 years of service).

     The Executive Benefit Plan (the "EBP") is a non-qualified supplemental pension plan offered to certain executives. Eligibility is determined by the Board of Directors. The EBP consists of split-dollar life insurance (paid for and owned by the Company) and a retirement income supplement. The split dollar benefit provides active service death benefits which, at retirement may be converted to a ten-year retirement income supplement or to a paid-up retirement life insurance policy owned by the employee. Participants are not eligible to receive benefits unless they actively retire from Converse (age 55 with at least 5 years of service).

Aggregated financial information including the Converse Pension Plan, the SERP and the EBP is shown in the following table:

                                                         January 3, 1998           January 2, 1999          January 1, 2000
                                                     ------------------------  -----------------------  -----------------------
Change in benefit obligation
   Benefit obligation at beginning of year.........                 $ 46,781                 $ 58,553                 $ 60,297
   Service cost....................................                    1,751                    1,718                    3,329
   Interest cost...................................                    3,769                    3,851                    4,152
   Curtailment (gains).............................                     ----                   (1,625)                    ----
   Actuarial loss (gain)...........................                    8,731                      440                   (9,942)
   Benefits paid...................................                   (2,479)                  (2,640)                  (3,042)
                                                                   ---------                ---------                ---------
   Benefit obligation at end of year...............                 $ 58,553                 $ 60,297                 $ 54,794
                                                                   =========                 ========                =========
Change in plan assets
   Fair value of plan assets at beginning of year..                 $ 51,122                 $ 59,507                 $ 65,730
   Actual return on plan assets....................                   10,458                    8,863                    8,037
   Employer contribution...........................                      406                     ----                      182
   Benefits paid...................................                   (2,479)                  (2,640)                  (3,042)
                                                                   ---------                ---------                ---------
   Fair value of plan assets at end of year........                 $ 59,507                 $ 65,730                 $ 70,907
                                                                   =========                 ========                =========
Reconciliation of Funded Status
   Benefit obligation at end of year...............                 $(58,553)                $(60,297)                $(54,794)
   Fair value of plan assets at end of year........                   59,507                   65,730                   70,907
                                                                   ---------                ---------                ---------
   Funded status at end of year....................                      954                    5,433                   16,113
   Unrecognized prior service cost.................                      (75)                     (62)                     (56)
   Unrecognized net actuarial loss (gain)..........                      895                   (1,889)                 (13,740)
                                                                   ---------                ---------                ---------
   Prepaid benefit cost............................                 $  1,774                 $  3,482                 $  2,317
                                                                   =========                 ========                =========
Weighted Average Assumptions
   Discount rate...................................                     7.00%                    6.75%                    8.00%
   Expected return on plan assets..................                     9.50%                    9.50%                    9.50%
   Rate of compensation increase...................                     4.50%                    4.75%                    4.75%


Components of Net Periodic Benefit Cost
   Service cost....................................                 $  1,751                 $  1,718                 $  3,329
   Interest cost...................................                    3,769                    3,851                    4,152
   Expected return on plan assets..................                   (4,788)                  (5,646)                  (6,128)
   Amortization of prior service costs.............                       (7)                      (6)                      (6)
   Curtailment gains...............................                     ----                   (1,625)                    ----
                                                                   ---------                ---------                ---------
   Net periodic benefit cost.......................                 $    725                 $ (1,708)                $  1,347
                                                                   =========                 ========                =========

     The aggregate fair value of plan assets for the Converse Pension Plan of $70,907 exceeded the aggregate benefit obligation of $53,448 at January 1, 2000. The SERP and EBP with an aggregate benefit obligation of $1,346 are unfunded. Net prepaid pension benefits of $3,663 have been included in other assets and net pension liabilities of $1,346 have been included in current liabilities in the consolidated balance sheet.

Defined benefit postretirement plan

     In addition to pension benefits, certain retired employees had previously been provided with specified health care and life insurance benefits. Employees who retired after a certain age with specified years of service were eligible for these benefits if they agreed to contribute a portion of the cost. At January 3, 1998, the Company had an accrued postretirement benefit obligation of $10,422. Net periodic postretirement benefit cost totaled $215 for Fiscal 1997. In Fiscal 1997, the accumulated postretirement benefit obligation was measured based upon a weighted average discount rate of 7.0%, a 9.0% annual rate of increase in the cost of health care benefits and an assumed long-term rate of compensation increase of 4.0%.

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

     In the third quarter of Fiscal 1998, the Company notified retired employees that their medical and life benefits would terminate on January 1, 1999 and the employees would receive transition payments in three equal installments over a three-year period beginning January 5, 1999 based on age and dependents. As a result, the Company settled its obligations under the postretirement plan and recorded a settlement gain of $5,990. Transition payments of $333 were made in Fiscal 1999. The accrual for these future payments is included in accrued expenses on the consolidated balance sheet.

Other retirement plans and benefits

     Converse has a non-contributory defined contribution plan covering all hourly employees with at least one year of service at its domestic manufacturing and warehouse facilities. Contributions under this plan are fixed at $0.41 per hour of service with a maximum contribution based on 2,000 hours per employee. The defined contribution expense was $625, $975 and $490 for Fiscal 1997, 1998 and 1999, respectively.

     Converse also sponsors a savings plan. The total cost of this plan for Fiscal 1997, 1998 and 1999 was $333, $325, and $366, respectively.

13.  Stock Option Plans

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

     In July 1999, the Company's Board of Directors approved an amendment to the 1994 Plan granting incentive stock options to each of the Company's current non-employee directors who are not affiliated with Converse's controlling stockholder in the amount of 5,000 shares of common stock. This amendment is subject to the approval of the Company's stockholders at the next Annual Meeting. As of January 1, 2000, the number of shares of common stock which may be issued under the 1994 Plan is 3,300,000 subject to adjustment upon the occurrence of certain contingencies. The maximum number of shares with respect to which options or restricted stock may be granted to any individual during any calendar year and during the term of the 1994 Plan is 500,000 and 750,000, respectively. Options under the 1994 Plan generally expire nine years from the grant date.

     The 1994 Plan will terminate in October 2004, subject to the right of the Board of Directors to suspend or discontinue the 1994 Plan at any prior date and the rights of holders of options to exercise options after such date in accordance with the terms of such options.

 The following table summarizes stock option activity under the 1994 Plan:

                                                                                                  Weighted Average
                                                      Number of             Exercise               Exercise Price
                                                       Options           Price per Share             Per Share
                                                  -----------------  -----------------------  ---------------------
Outstanding at December 28, 1996.................        1,578,800          $ 4.00 - $ 23.00              $ 6.31
Granted..........................................          442,000          $10.94 - $ 26.88               17.30
Canceled.........................................         (127,250)         $ 5.27 - $ 26.88                9.34
Exercised........................................         (104,800)         $ 4.00 - $  9.40                5.96
                                                      ------------
Outstanding at January 3, 1998...................        1,788,750          $ 4.00 - $ 26.88                8.85
Granted..........................................          438,000          $ 4.75 - $  7.50                7.43
Canceled.........................................         (468,400)         $5.265 - $26.875               14.51
Exercised........................................           (1,600)                  $  7.00                7.00
                                                      ------------
Outstanding at January 2, 1999...................        1,756,750          $ 4.00 - $26.875                6.99
Granted..........................................          422,000          $3.688 - $ 4.625                3.75
Canceled.........................................         (217,200)         $3.688 - $20.625                6.62
Exercised........................................            -----                     -----               -----
                                                      ------------
Outstanding at January 1, 2000...................        1,961,550          $3.688 - $26.875              $ 6.33
                                                      ============
Exercisable at January 1, 2000...................          967,550
                                                      ============
Restricted stock outstanding at January 1, 2000..          425,000
                                                      ============
Available for future grants......................          561,050
                                                      ============


  The following table summarizes information about the 1994 Plan stock options outstanding at January 1, 2000:

                                           Options Outstanding                                   Options Exercisable
                     -----------------------------------------------------------    ----------------------------------------
                                              Weighted Average
                                               Remaining
    Range of         Number Outstanding        Contractual      Weighted Average    Number Exercisable    Weighted Average
 Exercise Prices     at January 1, 2000        Life (Years)      Exercise Price     at January 1, 2000     Exercise Price
 ---------------     ------------------        ------------     ----------------    ------------------    ------------------
$3.69                       334,000                 8                $ 3.69                     ----               N/A
$4.00-$6.00                 698,750                 5                  5.11                  448,550            $ 5.19
$6.125-$8.645               753,800                 6                  7.01                  400,000              6.90
$9.00-$13.00                134,000                 6                 10.92                   89,000             10.91
$15.00-$21.00                26,000                 6                 18.61                   22,000             18.72
$23.00-$26.875               15,000                 6                 25.58                    8,000             24.94
                        ===========                                                       ==========
                          1,961,550                                                          967,550
                        ===========                                                       ==========

     The above option activity table reflects all options at their amended price. On February 25, 1998, Converse repriced certain stock options granted under the 1994 Plan. Options to purchase 278,000 shares of common stock were repriced to an exercise price of $7.50 per share, which exceeded the closing price of Converse's common stock on February 25, 1998. The original vesting schedules and expiration dates associated with these stock options remained the same as the original grants. None of the foregoing stock option grants had vested prior to the repricing date.

Converse 1995 non-employee director plan

     On March 22, 1995, the Board of Directors of Converse adopted the 1995 Non-Employee Director Plan (the "1995 Plan") as a means of fostering and promoting the long-term financial success of Converse by attracting and retaining Non-Employee Directors of outstanding ability.

     Converse has reserved an aggregate of 45,000 shares for issuance under the 1995 Plan. Options to purchase 22,500 of these shares were granted during 1995 at the fair market value on the date of grant of $9.88. No grants have been made since this time. These stock options become exercisable in equal one-third increments on the anniversaries of the grant date beginning on March 22, 1996 and expire ten years from the date of grant. No such options were exercised since their grant and all options remain outstanding at January 1, 2000.

Restricted stock awards

     In 1998, the Company amended the 1994 Plan to permit the granting of restricted stock. All restricted stock grants are subject to restrictions as to continuous employment. The restricted stock vests 100% on the third anniversary of the grant date. As there is no exercise payment associated with the restricted stock awards, the cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the three year vesting period. In 1999, 260,000 shares of restricted stock were granted, resulting in $968 of unearned compensation, and 35,000 shares of restricted stock were cancelled due to resignations, resulting in the reversal of paid-in capital and unearned compensation of $85. Amortization of restricted stock for Fiscal 1998 and 1999 was $217 and $580, respectively.

Employee stock purchase plan

      The Company adopted an Employee Stock Purchase Plan (the "ESPP") in 1998. The Company reserved 500,000 shares of common stock for issuance under the ESPP. Eligible employees may invest up to $10 per year through payroll deductions. The purchase price of the shares is equal to 85% of the lower of the fair market value of the stock as of the first or last trading day of each purchase period. The first purchase period began on October 1, 1998 and ran through February 28, 1999. Thereafter, each purchase period will run for six months. There were no shares issued under the ESPP during 1998. During 1999, 68,057 shares of common stock were issued under the ESPP. Proceeds of $151 were recorded in conjunction with this purchase.

Stock-based compensation

     The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's stock option plans. The Company has adopted the disclosure-only provisions Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost been determined based on the fair value at the grant dates for awards in 1997, 1998, and 1999 consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                       Fiscal Year Ended
                                        -------------------------------------------------------------------------------
                                             January 3, 1998            January 2, 1999            January 1, 2000
                                        -------------------------  -------------------------  -------------------------
Net loss - as reported...............                    $(5,049)                  $(22,815)                  $(43,608)
Net loss - pro forma.................                     (7,041)                   (24,493)                   (45,073)
Basic and diluted loss per share
  as reported........................                    $ (0.29)                  $  (1.32)                  $  (2.50)
Basic and diluted loss per share
  pro forma..........................                      (0.41)                     (1.41)                     (2.59)

  The fair value of options granted at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                       Fiscal Year Ended
                                        -------------------------------------------------------------------------------
                                             January 3, 1998            January 2, 1999            January 1, 2000
                                        -------------------------  -------------------------  -------------------------
Expected life (years)...............                         6.0                        6.0                        6.0
Interest rate.......................                        6.18%                      5.12%                      5.61%
Volatility..........................                       67.00%                     69.44%                     76.53%
Dividend yield......................                        ----                       ----                       ----

     The weighted average grant date fair value of options granted during Fiscal 1997, Fiscal 1998 and Fiscal 1999 was $12.20, $3.07 and $2.65, respectively.

     The pro forma net income and earnings per share amounts reflected above do not include a tax benefit for Fiscal 1997, 1998 or 1999 as a full valuation allowance would have been provided against any such benefit. The pro forma effect on net income for Fiscal 1997, Fiscal 1998 and Fiscal 1999 is not necessarily indicative of future amounts as it does not take into consideration pro forma compensation expense related to grants made prior to 1995 as SFAS 123 does not apply to awards prior to 1995.

14.  Lease Commitments

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

     Rental expense under operating leases was as follows:

                                                 Fiscal Year Ended
                              January 3, 1998  January 2, 1999  January 1, 2000
                              ---------------  ---------------  ---------------
Minimum rentals.............       $4,713           $4,510           $ 4,756
Contingent rentals..........        1,588            1,763             1,197
                                 --------         --------         ---------
                                   $6,301           $6,273            $5,953
                                 ========         ========         =========

     Future minimum lease payments under operating leases are $4,522, $3,565, $2,510, $1,757 and $3,329 for 2000 through 2004 and thereafter, respectively.

15.  Commitments and Contingencies

     Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

16.  Related Party Transactions

     On November 17, 1994, Converse entered into a consulting agreement with Apollo Advisors, L.P., an affiliate of the owners of a majority of the outstanding common stock of the Company, pursuant to which Apollo Advisors, L.P. provides corporate advisory, financial and other consulting services to Converse. Fees under the agreement were initially payable at an annual rate of $500 plus out-of-pocket expenses. During Fiscal 1997, this agreement was amended to decrease the rate for the year ended January 3, 1998 from $500 to $375. The consulting agreement continues on a year-to-year basis unless terminated by the Converse Board of Directors.

17.  Other Financial Data

     Items charged to earnings during Fiscal 1997, 1998 and 1999 included the following:

                                                             Fiscal Year Ended
                                             --------------------------------------------------
                                             January 3, 1998  January 2, 1999   January 1, 2000
                                             ---------------  ---------------   ---------------
     Advertising and promotion...........       $34,887           $23,713            $15,498
     Research and development............       $ 8,817           $ 7,659            $ 6,200

18. Subsequent Events

     On April 10, 2000, Converse entered into a long-term agreement with a third party company for the exclusive distribution and license rights in the Netherlands, Belgium and Luxembourg for Converse footwear and apparel. This agreement becomes effective in May 2000 and will have the impact of reducing the Company's future global order backlog, net sales and expenses while increasing royalty income. Any expected losses are included in restructuring and other unusual charges for the year ended January 1, 2000.

19.  Business Segment Information

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

     Converse has a diversified customer base with one customer accounting for 14% of the Company's net sales in Fiscal 1997, 19% in Fiscal 1998 and 17% in Fiscal 1999. Sales to this significant customer are included in the Asia Pacific segment.

     The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements except the disaggregated financial results for Converse's business segments have been prepared using a management approach, which is consistent with the basis and manner in which Converse management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates the performance of its business segments based on net sales, gross margin, royalty income, depreciation and amortization, interest expense, other operating costs, other (income) expense, pretax profit and total assets. The intersegment sales are accounted for based on established sales prices between the related companies and pertain primarily to sales from the United States to various foreign operations. For SFAS 131 disclosures, the Company has allocated interest expense to each segment based on its respective accounts receivable and inventory balances. Certain other operating costs have been allocated based on gross footwear sales. The $9,300 gain in Fiscal 1998 related to the termination of the post retirement medical benefit plan has been allocated fully to the United States.

PAGE>

     Summarized financial information concerning the Company's reportable business segments is shown in the following table. The information for 1998 and 1997 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

                                                                Europe,                      Americas
                                                             Middle East,                   (excluding
                                             United States      Africa     Asia Pacific   United States)  Eliminations Consolidated
                                             --------------  ------------- -------------  -------------   ------------ -------------
   ......................................
Fiscal 1999
Net sales to customer....................    $132,999       $ 53,102        $38,821            $ 6,845       $   ----      $231,767
Intersegment net sales...................      24,959           ----           ----               ----        (24,959)         ----
Gross margin.............................      32,426         12,730          9,265                836           ----        55,257
Royalty income...........................       2,815          2,663         12,909              2,079           ----        20,466
Depreciation and amortization............       1,347            109            205                 83           ----         1,744
Net interest expense.....................      12,555          5,859          2,844              1,031           ----        22,289
Gain on sale of trademarks...............        ----           ----         24,811               ----           ----        24,811
Restructuring and other unusual charges..       4,016          4,362            297                693           ----         9,368
Other operating costs....................      41,978         21,652         15,115              3,275           ----        82,020
Other (income) expense...................      10,222         (6,192)        (3,066)                83           ----         1,047
                                             --------      ---------       --------            -------       --------     ---------
Segment pretax profit (loss).............    $(34,877)      $(10,397)       $31,590            $(2,250)      $   ----      $(15,934)
                                             ========      =========       ========            =======       ========     =========
Segment total assets.....................    $127,670       $ 19,466        $ 3,839            $ 1,388       $   ----      $152,363
Segment long-lived assets................      16,930          1,736            177                 12           ----        18,855
Segment capital expenditures.............       1,640          1,035             34                  9           ----         2,718

Fiscal 1998
Net sales to customer....................    $166,555       $ 72,603        $59,719            $ 9,476       $   ----      $308,353
Intersegment net sales...................      47,344           ----           ----               ----        (47,344)         ----
Gross margin.............................      35,376         15,973         17,697              1,636           ----        70,682
Royalty income...........................       3,069          1,820         12,846              2,440           ----        20,175
Depreciation and amortization............       1,337            117            192                 71           ----         1,717
Net interest expense.....................      10,613          4,771          2,275                828           ----        18,487
Other operating costs....................      40,784         29,627         15,899              4,656           ----        90,966
Other (income) expense...................      11,212         (9,179)        (2,510)               111           ----          (366)
                                             --------      ---------       --------            -------       --------     ---------
Segment pretax profit (loss).............    $(25,501)      $ (7,543)       $14,687            $(1,590)      $   ----      $(19,947)
                                             ========      =========       ========            =======       ========     =========
Segment total assets.....................     156,318         33,066          4,834              3,999           ----       198,217
Segment long-lived assets................      18,839          1,767            182                 50           ----        20,838
Segment capital expenditures.............       4,179            540             54                 14           ----         4,787

Fiscal 1997
Net sales to customer....................    $284,895       $ 75,452        $70,953            $18,899       $   ----      $450,199
Intersegment net sales...................      44,890           ----           ----               ----        (44,890)         ----
Gross margin.............................      82,932         14,371         20,373              3,265           ----       120,941
Royalty income...........................       3,809          3,060         13,331              2,369           ----        22,569
Depreciation and amortization............       1,271            112            160                 86           ----         1,629
Net interest expense.....................      10,524          3,306          1,531                772           ----        16,133
Other operating costs....................      70,952         34,085         15,551              6,581           ----       127,169
Other (income) expense...................     (11,591)         1,886           (478)               (87)          ----       (10,270)
                                             --------      ---------       --------            -------       --------     ---------
Segment pretax profit (loss).............    $ 15,585       $(21,958)       $16,940            $(1,718)      $   ----      $  8,849
                                             ========      =========       ========            =======       ========     =========
Segment total assets.....................     192,923         32,973          4,390              4,408           ----       234,694
Segment long-lived assets................      18,838          1,125             65                 58           ----        20,086
Segment capital expenditures.............       5,298            558             11                 42           ----         5,909

20.  Quarterly Financial Information (Unaudited)

     Following is a summary of unaudited quarterly information:

                                            First           Second          Third        Fourth
                                           Quarter          Quarter        Quarter       Quarter
                                        ------------      ------------    -----------  -----------
Year ended January 2, 1999:
Net sales.............................     $95,240           $78,351       $78,286       $ 56,476
Gross profit..........................     $27,815           $19,737       $16,044       $  7,086
Net earnings (loss)...................     $(1,163)          $(1,516)      $(4,274)      $(15,862)
                                         ---------           -------       -------       --------
Net earnings (loss) per share.........     $ (0.07)          $ (0.09)      $ (0.25)      $  (0.92)
                                         =========           =======       =======       ========

                                            First           Second          Third        Fourth
                                           Quarter          Quarter        Quarter       Quarter
                                        ------------      ------------    -----------  -----------
Year ended January 1, 2000:
Net sales.............................     $70,079           $57,140       $60,983       $ 43,565
Gross profit..........................     $18,741           $15,052       $14,836       $  6,628
Net earnings (loss)...................     $(3,239)          $(5,580)      $(8,576)      $(26,213)
                                         ---------           -------       -------       --------
Net earnings (loss) per share.........     $ (0.19)          $ (0.32)      $ (0.49)      $  (1.50)
                                         =========           =======       =======       ========

                                  SCHEDULE II
                                  -----------

                       VALUATION AND QUALIFYING ACCOUNTS

                         (Dollar amounts in thousands)



                                                                   Additions
                                                                 (Reversals)
                                                                  Charged to
                                                   Beginning       Costs and         Deductions          Ending
       Description                                  Balance        Expenses          (Additions)         Balance
       -----------                                 ----------     -----------       ------------        ----------
Year Ended January 3, 1998:
  Allowance for Doubtful Accounts................      $ 1,994      $ 1,074            $1,002              $ 2,066
  Inventory Reserve..............................        5,571         (769)            1,840                2,962
  Deferred Tax Asset Valuation Allowance.........       11,584        9,293              ----               20,877

Year Ended January 2, 1999:
  Allowance for Doubtful Accounts................      $ 2,066      $ 1,073            $1,053              $ 2,086
  Inventory Reserve..............................        2,962          410               327                3,045
  Deferred Tax Asset Valuation Allowance.........       20,877        9,406              (473)              30,756

Year Ended January 1, 2000:
  Allowance for Doubtful Accounts................      $ 2,086      $ 2,989            $1,130              $ 3,945
  Inventory Reserve..............................        3,045          146               776                2,415
  Deferred Tax Asset Valuation Allowance.........       30,756       32,243              ----               62,999