Form 10-Q
period 2000-04-01
CONVERSE INC
filed 2000-05-16
CIK 716934

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

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


   AS OF APRIL 1, 2000, 17,513,861 SHARES OF COMMON STOCK WERE OUTSTANDING.

                               TABLE OF CONTENTS

                                                                      PAGE
PART I:   FINANCIAL INFORMATION

          Item  1.  Consolidated Financial Statements

                    A.  Consolidated Balance Sheet                      1
                    B.  Consolidated Statement of Operations            2
                    C.  Consolidated Statement of Cash Flows            3
                    D.  Notes to Consolidated Financial Statements      4

          Item  2.  Management's Discussion and Analysis of            10
                    Financial Condition and Results of Operations

          Item  3.  Quantitative and Qualitative Disclosures           15
                    About Market Risk

PART II:  OTHER INFORMATION

          Item  1.  Legal Proceedings                                  16
          Item  2.  Changes in Securities                              16
          Item  3.  Defaults Upon Senior Securities                    16
          Item  4.  Submission of Matters to a Vote of
                    Security Holders                                   16
          Item  5.  Other Information                                  16
          Item  6.  Exhibits and Reports on Form 8-K                   16

          SIGNATURE                                                    17

                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        CONVERSE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                    January 1, 2000       April 1, 2000
                                                                    ---------------       -------------
 Assets
 Current assets:
  Cash and cash equivalents........................................  $    2,305           $      2,368
  Receivables, less allowances of $3,945 and $2,637, respectively..      40,511                 39,886
  Inventories (Note 3).............................................      76,414                 71,423
  Prepaid expense and other current assets.........................       2,866                  3,408
                                                                     ----------            -----------
   Total current assets............................................     122,096                117,085
 Net property, plant and equipment.................................      18,855                 17,700
 Other assets......................................................      11,412                 12,514
                                                                    -----------            -----------
                                                                     $  152,363            $   147,299
                                                                     ==========            ===========

 Liabilities and Stockholders' Equity (Deficiency)
 Current liabilities:
  Short-term debt (Note 4).........................................  $    1,951            $     3,740
  Credit facility (Note 4).........................................      71,551                 71,264
  Senior secured notes (Note 4)....................................      28,223                 28,371
  Accounts payable.................................................      41,257                 38,396
  Accrued expenses.................................................      15,063                 16,839
  Income taxes payable.............................................       6,455                  6,375
                                                                    -----------            -----------
   Total current liabilities.......................................     164,500                164,985
 Long-term debt (Note 4)...........................................      74,265                 74,265
 Current assets in excess of reorganization value..................      26,143                 25,624


 Stockholders' equity (deficiency):
  Common stock, $1.00 stated value, 50,000,000 shares
    authorized, 17,479,025 and 17,513,861 shares issued and
    outstanding at January 1, 2000 and April 1, 2000,
    respectively...................................................      17,479                 17,514
  Preferred stock, no par value, 10,000,000 shares authorized
    none issued and outstanding....................................          --                     --
  Additional paid-in capital.......................................       4,764                  4,636
  Unearned compensation............................................      (1,061)                  (800)
  Retained earnings (deficit)......................................    (131,737)              (136,804)
  Accumulated other comprehensive income...........................      (1,990)                (2,121)
                                                                    -----------            -----------
    Total stockholders' equity (deficiency)........................    (112,545)              (117,575)
                                                                     ----------            -----------
                                                                     $  152,363            $   147,299
                                                                     ==========            ===========

   See accompanying notes to condensed consolidated financial statements.


                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                              Three Months Ended
                                                                       ----------------------------------
                                                                       April 3, 1999        April 1, 2000
                                                                       -------------        -------------
Net sales.......................................................       $      70,079        $      51,613
Cost of sales...................................................              51,338               40,058
                                                                       -------------        -------------
Gross profit....................................................              18,741               11,555
Selling, general and administrative expenses....................              21,651               14,642
Royalty income..................................................               4,842                4,167
                                                                       -------------        -------------
Earnings from operations........................................               1,932                1,080
Interest expense, net...........................................               5,235                5,323
Other (income) expense, net.....................................                (992)                  96
                                                                       -------------        -------------
Loss before income tax..........................................              (2,311)              (4,339)
Income tax expense..............................................                 928                  728
Net loss........................................................       $      (3,239)       $      (5,067)
                                                                       =============        =============
Net basic and diluted loss per share (Note 2)...................       $       (0.19)       $       (0.29)
                                                                       =============        =============
Weighted average number of common shares outstanding (Note 2)...              17,329               17,491
                                                                       =============        =============

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                          -----------------------------------------
                                                                           April 3, 1999              April 1, 2000
                                                                          --------------              -------------

Cash flows from operating activities:
  Net loss..........................................................       $     (3,239)              $     (5,067)
  Adjustments to reconcile net loss to net cash required for operating activities:
        Depreciation of property, plant and equipment...............              1,089                      1,138
        Amortization of intangible assets...........................                 50                         --
        Amortization of current assets in excess of reorganization
          value.....................................................               (519)                      (519)
        Amortization of note discount/warrants......................                162                        148
        Amortization of deferred compensation.......................                 82                        136
        Loss on disposal of property, plant and equipment...........                 --                         14
  Changes in assets and liabilities:
        Receivables.................................................             (5,160)                       625
        Inventories.................................................              1,049                      4,991
        Prepaid expenses and other current assets...................              1,483                       (542)
        Accounts payable and accrued expenses.......................               (739)                    (1,085)
        Income taxes payable........................................                 79                        (80)
        Other long-term assets and liabilities......................                (47)                    (1,233)
                                                                           ------------               ------------
            Net cash required for operating activities..............             (5,710)                    (1,474)
                                                                           ------------               ------------

Cash flows from investing activities:
  Proceeds from disposal of assets..................................                 --                          9
  Additions to property, plant and equipment........................               (578)                        (6)
                                                                           ------------               ------------
            Net cash used by investing activities...................               (578)                         3
                                                                           ------------               ------------

Cash flows from financing activities:
  Net proceeds from sale of common stock (Note 7)...................                 73                         32
  Net proceeds from (payment of) short-term debt....................              5,029                      1,789
  Net proceeds from (payment of) credit facility....................                477                       (287)
                                                                           ------------               ------------
            Net cash provided by financing activities...............              5,579                      1,534
Net increase (decrease) in cash and cash equivalents................               (709)                        63
Cash and cash equivalents at beginning of period....................              3,274                      2,305
                                                                           ------------               ------------
Cash and cash equivalents at end of period..........................       $      2,565               $      2,368
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

                        CONVERSE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)

1.   Summary of Significant Accounting Policies

Basis of presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 1, 2000. The Company's consolidated results of operations for the three months ended April 1, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year.

2.   Net Earnings (Loss) per Common Share

Net earnings (loss) per common share is computed based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding for the applicable period.

3.   Inventories

     Inventories are summarized as follows:

                                                                 January 1, 2000        April 1, 2000
                                                                 ---------------       ---------------

                 Retail merchandise..................           $         4,020       $        4,130
                 Finished products...................                    64,589               60,347
                 Work in process.....................                     4,120                3,422
                 Raw materials.......................                     3,685                3,524
                                                                ---------------       --------------
                                                                $        76,414       $       71,423
                                                                ===============       ==============

4.   Debt

     As more fully described in Note 9 to the Consolidated Financial Statements for the year ended January 1, 2000 included within the Company's annual report on Form 10-K, in May 1997 the Company issued $80,000 of 7% Convertible Subordinated Notes due June 1, 2004 (the "Convertible Notes"). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed into common stock of the Company, at the option of the holder, at a price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000 at redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1. Proceeds from the Convertible Notes were used to repay indebtedness under the Company's then existing credit facility. As discussed further below, in September 1998 $5,735 face amount of the Convertible Notes were repurchased by the Company and cancelled. As of the end of the first quarter 2000, $74,265 face amount of Convertible Notes remain outstanding.

     Simultaneously with the issuance of the Convertible Notes in May 1997, the Company entered into a new $150,000 secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the then existing credit facility. In July 1997 BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). The credit commitment was subsequently reduced by the Company to $120,000 in September 1998 and to $90,000 in November 1999. The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. accounts receivable and inventory. The aggregate letters of credit, foreign exchange contracts and banker acceptances may not exceed $40,000 at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

     The Credit Facility is for a five-year term and, accordingly, has an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $71,264 are classified as current due to the Company's lockbox arrangement (whereby payments made by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

     In May 1999, the Company's Credit Facility was amended to allow for $6,000 of additional borrowing base through July 1999. Subsequent amendments to the Credit Facility extended this additional borrowing base from July 31, 1999 through March 31, 2000. In March 2000, the Credit Facility was amended to allow for $6,000 of additional borrowing base through May 15, 2000. In May 2000, the additional borrowing base was extended by amendment to the Credit Facility through June 30, 2000.

     Obligations under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. At April 1, 2000 the Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Credit Facility. The Banks, in an amendment executed in May 2000, waived the Company's failure to comply with this financial covenant for the twelve month period ending April 1, 2000. The Company does not anticipate being in compliance with future covenants of the Credit Facility.

     As of April 1, 2000 the Company's borrowing base was $81,371. Utilization under the Credit Facility amounted to $73,309 consisting of revolving loans of $67,791, banker acceptances of $3,473 and outstanding letters of credit of $2,045. Accordingly, $8,062 of the maximum available borrowing base remained unutilized as of April 1, 2000. Under the terms of the Supplement to Note Purchase Agreement executed in November 1999 (see Secured Notes below), the Company may not borrow amounts under the revolving credit facility if such amounts would exceed the maximum permitted amount available to borrow less $6,850. As a result, net availability under the Credit Facility was $1,212 as of April 1, 2000.

     Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of three percent (3.00%) per annum. At April 1, 2000, revolving loans outstanding under the Credit Facility bore interest of 9.12% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate, as defined.

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

     The Secured Notes require compliance with customary affirmative and negative covenants, including certain financial covenants, substantially the same as the requirements contained in the Credit Facility. The Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Secured Notes agreement for the three month period ending April 1, 2000. In May 2000, the holders of the Secured Notes waived the Company's failure to comply with this financial covenant as of April 1, 2000. As a condition to obtaining this waiver, the Company has agreed not to make any further payments of interest with respect to the Convertible Notes unless the Secured Notes are paid in full or the required majority holders of the Secured Notes have consented to any such payment. The Company does not anticipate being in compliance with future covenants contained in the Secured Notes agreement. Should the Company fail to comply with any covenants in the future, an event of default will occur under the agreement and, in the absence of a waiver, the amounts outstanding under the Secured Notes agreement will be payable upon demand.

     Upon issuance of the Series A Secured Notes, the Company received gross proceeds of $24,000 after discount from the face amount. In connection with the issuance of the Series A Secured Notes, the Company issued warrants to purchase 360,000 shares of the Company's common stock to the purchasers and paid funding fees to certain purchasers amounting to $350. The warrants were valued at $1.22 per share, vested immediately and expire on May 21, 2002. In May 1999 warrants to purchase 91,412 shares of the Company's common stock were exercised leaving 268,588 outstanding. The Company paid a placement fee of 4% of the gross proceeds, or $960, with respect to the Series A Secured Notes. The Series A Secured Notes carry a second priority perfected lien on all real and personal, tangible and intangible assets of the Company.

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

     Subsidiaries of the Company maintain asset-based financing arrangements in certain European countries, principally with NMB-Heller, N.V. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. As of April 1, 2000, total short-term borrowings outstanding under these financing arrangements totaled $3,740. These obligations are secured by first priority liens on the respective European assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

5.   Restructuring and Other Unusual Charges

     As more fully described in Note 4 to the Consolidated Financial Statements for the year ended January 1, 2000 included within the Company's annual report on Form 10-K, the Company recorded restructuring and other unusual charges of $9.4 million relating primarily to initiatives aimed at reducing future operating costs. Principal costs included in the charge were: (i) costs for employee severance and related benefits for the termination of 49 corporate employees; (ii) costs related to the closing of five unprofitable retail stores;
(iii) lease termination costs related to R&D facility; (iv) termination costs related to endorser contracts; and (v) costs of converting wholly-owned subsidiaries with foreign operations into licensee/distributor agreements. The following table summarizes the related reserves remaining at April 1, 2000:

                                                          January 1, 2000                   Charges/               April 1, 2000
                                                              Balance                      Write-offs                 Balance
                                                          ---------------                 ------------            --------------
Corporate Employee Severance &
  Related Costs......................................      $     1,135                    $       642             $        493
Retail Store Closings................................              728                            133                      595
R&D Building Lease Termination Costs.................              136                            ---                      136
Contract Termination Costs...........................            1,667                            ---                    1,667
Conversion of Subsidiaries into Licensees............            4,007                            364                    3,643
                                                           -----------                    -----------             ------------
April 1, 2000 Balance................................      $     7,673                    $     1,139             $      6,534
                                                           ===========                    ===========             ============

     During the first quarter of 2000, the Company charged $1,139 of costs against the reserves for restructuring and other unusual charges. These charges include $642 for employee severance related to the termination of 34 corporate employees, $133 of lease termination costs related to the closing of two unprofitable retail stores and costs of $364 related to the conversion of wholly-owned foreign subsidiaries in Canada, Mexico, Italy and France. The remaining costs, as well as additional cumulative translation adjustment charges and employee severance costs relating to the conversion of the wholly-owned foreign subsidiaries into licensee/distributor agreements, are expected to be incurred during 2000. At April 1, 2000, $6,534 of the charges recorded remain in current liabilities on the balance sheet.

6.   Comprehensive Income

     For the three months ended April 3, 1999 and April 1, 2000, comprehensive income items included in stockholders' equity consisted of cumulative translation adjustments of $(545) and $(131), respectively. Total comprehensive income (loss) for the first quarter of 1999 was $(3,784) compared to comprehensive income (loss) of $(5,198) for the first quarter of 2000.

7.   Stock Option Plans

     During the first quarter of 2000, 40,000 shares of restricted stock were cancelled due to termination resulting in the reversal of paid in capital and unearned compensation of $125. All restricted stock grants are subject to restrictions as to continuous employment. The restricted stock vests 100% on the third anniversary of the grant date. As there is no exercise payment associated with the restricted stock awards, the cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the three year vesting period.

     In February 2000, 34,836 shares of common stock were issued under the Company's Employee Stock Purchase Plan. Proceeds of $32 were recorded in conjunction with this purchase.

8.   Commitments and Contingencies

     Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes that the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

9.   Recently Issued Accounting  Standards

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 is effective for all fiscal years beginning after June 15, 1999 (January 2, 2000 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

     On July 8, 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("FAS 137"). FAS 137 defers the effective date of FAS 133 from all fiscal years beginning after June 15, 1999 to all fiscal years beginning after June 15, 2000 (December 31, 2000 for the Company).

10.  Subsequent Events

     On April 10, 2000, Converse entered into a long-term agreement with a third party company for the exclusive distribution and license rights in the Netherlands, Belgium and Luxembourg for Converse footwear and apparel. This agreement became effective May 1, 2000 and will have the impact of reducing the Company's future global order backlog, net sales and expenses, while increasing royalty income. Any expected losses are included in restructuring and other unusual charges for the year ended January 1, 2000.

11.  Business Segment Information

     As more fully described in Note 19 to the Consolidated Financial Statements for the year ended January 1, 2000 included within the Company's annual report on Form 10-K, the Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". Summarized financial information concerning the Company's reportable business segments is shown in the following table:

                                                               Europe,                     Americas
                                                             Middle East,                 (excluding
                                             United States     Africa     Asia Pacific   United States)  Eliminations  Consolidated
                                             -------------     -----      ------------   -------------   ------------  ------------
Three months ending April 1, 2000:
Net sales to customer......................   $   33,432      $  12,620    $    4,792     $      769      $     ---     $   51,613
Intersegment net sales.....................        6,227            ---           ---            ---         (6,227)           ---
Segment pretax profit (loss)...............       (4,113)          (726)          342            158            ---         (4,339)

Segment total assets at April 1, 2000......   $  119,259      $  23,808    $    3,059     $    1,173            ---     $  147,299

Three months ending April 3, 1999:
Net sales to customer......................   $   35,096      $  22,016    $    9,797     $    3,170      $     ---     $   70,079
Intersegment net sales.....................        8,699            ---           ---            ---         (8,699)           ---
Segment pretax profit (loss)...............       (4,237)         1,332         1,336           (742)           ---         (2,311)

Segment total assets at January 1, 2000       $  127,670      $  19,466    $    3,839     $    1,388            ---     $  152,363

Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain items relating to the Company's operating results as a percentage of net sales for the three months ended April 3, 1999 ("First Quarter 1999") and for the three months ended April 1, 2000 ("First Quarter 2000").

                                                                                     Three Months Ended
                                                               -----------------------------------------------------------------
                                                               April 3, 1999          %            April 1, 2000              %
                                                               -------------          -            -------------              -
 Net sales...................................................  $     70,079        100.0           $    51,613            100.0
 Gross profit................................................        18,741         26.7                11,555             22.4
 Selling, general and administrative
  expenses...................................................        21,651         30.9                14,642             28.4
 Royalty income..............................................         4,842          6.9                 4,167              8.1
 Earnings from operations....................................         1,932          2.8                 1,080              2.1
 Interest expense, net.......................................         5,235          7.5                 5,323             10.3
 Other (income) expense......................................          (992)        (1.4)                   96              0.2
 Loss before income tax......................................        (2,311)        (3.3)               (4,339)            (8.4)
 Income tax expense..........................................           928          1.3                   728              1.4
 Net loss....................................................        (3,239)        (4.6)               (5,067)            (9.8)
 Net basic and diluted loss
  per share..................................................  $      (0.19)         ---           $     (0.29)             ---

Net Sales

     Net sales for First Quarter 2000 decreased to $51.6 million from $70.1 million for First Quarter 1999, a 26.4% decline. The $18.5 million reduction in net sales was attributable to decreases of 26.1%, 23.3%, 34.2%, and 25.0% for First Quarter 2000 in the categories of performance, athletic originals, children's and action sports, respectively, as compared to First Quarter 1999.

     Net sales in the United States decreased 4.8% to $33.4 million in First Quarter 2000 from $35.1 million for First Quarter 1999. Net sales decreased 48.0% internationally to $18.2 million for First Quarter 2000 from $35.0 million for First Quarter 1999. International net sales reduction was impacted by $5.1 million from converting wholly-owned subsidiaries with foreign operations into licensee agreements. Net sales in the Europe, Middle East and Africa (E.M.E.A.), Pacific and Latin America regions declined 42.7%, 51.0% and 38.5% respectively.

     The downward United States net sales trend that has plagued the Company over the past two years appears to be coming to an end. The Company believes this change is primarily attributable to the improving athletic footwear and apparel market as well as the efforts the Company has made to broaden its product offerings. The Company expects continued improvement domestically, but believes this improvement will progress slowly due to the conservative retail buying patterns that have surfaced as a result of the slowdown in branded athletic footwear sales that affected the market during 1998 and 1999.

     The decline in the E.M.E.A. and Latin America regions was partly attributable to the conversion of the Company's wholly-owned subsidiaries operating in Italy and Mexico to third-party licensing entities, revenues from which are now recorded as royalty income rather than net sales. The Company expects future net sales declines in the E.M.E.A. region as the process of converting wholly-owned subsidiaries into third-party licensees continues. The sales decline in the Pacific region was primarily the attributable to the softening of demand for the traditionally strong athletic originals product offerings in that region.

Gross Profit

     Gross profit decreased to $11.6 million for First Quarter 2000 from $18.7 million for First Quarter 1999, a 38.0% reduction. The decline in net sales accounted for the majority of the gross profit reduction over the period. As a percentage of net sales, gross profit decreased to 22.4% in First Quarter 2000 compared to 26.7% for the prior year period. The decline was caused by the Company's efforts to keep inventory levels down through the sales of excess inventory at reduced margins.

Selling, General and Administrative Expense

     The Company took aggressive actions in 1999 to reduce its on-going operating expenses in order to address the current industry conditions. Selling, general and administrative expenses decreased $7.1 million to $14.6 million for First Quarter 2000 from $21.7 million for First Quarter 1999, a 32.7% decrease. This reduction was mainly attributable to decreased spending in global selling, marketing, advertising and promotion activities, as well as corporate staff reduction and expense reduction associated with converting wholly-owned subsidiaries with foreign operations into licensee arrangements. During the first quarter 2000, the Company recorded a gain of $0.9 million resulting from pension curtailment. As a percentage of net sales, selling, general and administrative expenses decreased to 28.4% for First Quarter 2000 from 30.9% for the prior year.

Royalty Income

     Royalty income decreased 12.5% to $4.2 million for First Quarter 2000 from $4.8 million for First Quarter 1999. International royalty income, which represented 84.6% of the Company's total royalty income, decreased 13.2%. This reduction was primarily attributable to the elimination of Japanese non-footwear trademark licensee agreements which were sold in November 1999, which generated $1.1 million of royalty income in First Quarter 1999. This reduction was partially offset by improvement primarily attributable to increases of 43.5% and 36.1% in the Japanese footwear and EMEA regions, respectively. As a percentage of net sales, royalty income increased to 8.1% for First Quarter 2000 compared to 6.9% in the prior year.

     On November 29, 1999, the Company completed the sale of all of its non-footwear trademarks in Japan and the assignment of its Japanese non-footwear trademark license agreements to Itochu Corporation for $25.0 million cash. The licensees of these trademarks generated royalty income of $1.1 million in First Quarter 1999 as stated above. Royalty income adjusted to eliminate the Japanese non-footwear trademarks was $4.2 million in First Quarter 2000 and $3.7 million in First Quarter 1999.

Earnings from Operations

     The Company recorded earnings from operations in First Quarter 2000 of $1.1 million compared to $1.9 million in First Quarter 1999. This change was primarily due to the factors discussed above.

Interest Expense

     Interest expense for First Quarter 2000 increased to $5.3 million from $5.2 million for First Quarter 1999.

Other (Income) Expense

     First Quarter 1999 other income of $1.0 million was primarily related to foreign exchange gains associated with the foreign currency exchange contracts and put options the Company had entered into as part of its strategy to reduce exposure to foreign currency fluctuations.

Income Tax Expense

     Income tax expense for First Quarter 2000 was $0.7 million compared to $0.9 million for First Quarter 1999. The Company continued to fully reserve the income tax benefit of the quarterly losses by recording an additional valuation allowance of $2.2 million in First Quarter 2000 and $1.8 million in First Quarter 1999.

Net Loss

     The Company recorded a net loss of $5.1 million for First Quarter 2000 compared to a net loss of $3.2 million for First Quarter 1999. The net loss for First Quarter 2000 and First Quarter 1999 included a charge of $2.2 million and $1.8 million, respectively, to increase the deferred tax valuation reserve. Excluding this non-operating charge, the net loss was $2.9 million for First Quarter 2000 and $1.4 million for First Quarter 1999.

Net Loss Per Share

     Net loss per share for First Quarter 2000 was $0.29 compared to net loss per share of $0.19 for First Quarter 1999. The net loss for First Quarter 2000 and First Quarter 1999 included a charge of $0.13 per share and $0.11 per share, respectively, to increase the deferred tax valuation reserve. Excluding this non-operating charge, the net loss per share for First Quarter 2000 was $0.16 compared to net loss per share of $0.08 for First Quarter 1999.

Liquidity and Capital Resources

     As of April 1, 2000, the Company's working capital (net of cash) position decreased $5.6 million to a deficit of $50.3 million from a deficit of $44.7 million at January 1, 2000. The principal reason for the decrease was a seasonal reduction in inventory levels of $5.0 million.

     Total borrowings under the Company's Credit Facility remained relatively flat at $71.6 million on April 1, 2000 versus $71.3 million at January 1, 2000, reflecting management's emphasis to control working capital needs in this challenging market environment.

     For the First Quarter 2000 and First Quarter 1999, net cash required for operating activities was $1.5 million and $5.7 million, respectively. In the First Quarter 2000, reduction in working capital needs helped to offset the loss from operations, thus mitigating the cash required for operating activities. During the First Quarter 1999, cash was primarily used to fund working capital requirements. Net cash used by investing activities was nil in the First Quarter 2000 versus $0.6 million in the First Quarter 1999 for additions to property, plant and equipment. Net cash provided by financing activities was $1.5 million and $5.6 million for First Quarter 2000 and First Quarter 1999, respectively. Cash provided by financing activities was derived primarily from net proceeds of the Company's asset-based borrowing facilities.

     As discussed in Note 4 of the Notes to the Condensed Consolidated Financial statements, in May 1999, the Company's Credit Facility was amended to allow for $6.0 million of additional borrowing base through July 1999. Subsequent amendments to the Credit Facility extended this additional borrowing base from July 31, 1999 through March 31, 2000. In March 2000, the Credit Facility was amended to allow for $6.0 million of additional borrowing base through May 15, 2000. In May 2000, the additional borrowing base of $6.0 million was extended, by amendment to the Credit Facility, through June 30, 2000.

     At April 1, 2000, the Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Credit Facility and in the Secured Notes agreement. In May 2000, the Company obtained a waiver of this financial covenant from the Banks for the Credit Facility and from the holders of the Secured Notes with respect to the Company's failure to comply with this financial covenant. As a condition to obtaining this waiver with the Secured Notes, the Company has agreed not to make any further payments of interest with respect to the Convertible Notes unless the Secured Notes are paid in full or the required majority holders of the Secured Notes have consented to any such payment. The ability of the Company to meet its debt service obligations will be dependent upon the future performance of the Company, which will be impacted by general economic conditions and other factors such as alternative and/or supplemental financing arrangements. Management does not anticipate being in compliance with future covenants of the Credit Facility or the Secured note agreement. Should the Company not be in compliance with covenants in the future, the amounts outstanding under the Credit Facility and the Secured Notes will be payable upon demand in the absence of a waiver.

Backlog

     At the end of First Quarter 2000, the Company's global order backlog was $88.0 million, compared to $86.2 million at the end of First Quarter 1999, an increase of 2.1%. The 1999 backlog figure has been adjusted to eliminate the Company's backlog in Iberia, Canada and Italy, where the Company's subsidiaries have been converted to licensee/distributor arrangements. The backlog in the athletic originals category increased 28.1%, partially offset by declines of 26.5% and 10.5% in the performance and children's categories, respectively. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. The Company continues to convert its international wholly-owned operating units to new licensee arrangements which, based on the results of conversions already completed, will reduce the Company's global backlog and lower future new sales, while increasing royalty income. Accordingly, a comparison of the actual backlog as of two different dates is not necessarily meaningful.

Forward-looking statements

     Any statements set forth above which are not historical facts, including the statements concerning the outlook for sales, earnings and anticipated cost savings, and the product and industry developments for 2000 and beyond are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the Company, the competitive pricing environment and inventory levels within the footwear and apparel industries, consumer demand for athletic footwear, market acceptance of the Company's products, the strength of the U.S. dollar and the success of planned advertising, marketing and promotional campaigns and other risks identified in documents filed by the Company with the Securities and Exchange Commission.

Item 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     At April 1, 2000, the carrying value of the Company's debt totalled $177.6 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

     At April 1, 2000, the Company had fixed rate debt of $102.6 million and variable rate debt of $75.0 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $2.5 million. Based on the amounts of variable rate debt outstanding at April 1, 2000, the earnings and cash flows impact for the next year resultig from a one percentage point increase in interest rates would be aproximately $0.8 million, holding other variables constant.

Foreign Currency Risk

     Converse sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although Converse has some of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve the markets in Western Europe, Japan and Australia. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries and royalty income from sources outside the United States, the Company may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations generally from three to twelve months. As of April 1, 2000, the Company had no outstanding foreign exchange forward contracts.

Commodity Price Risk

     Raw materials used by the Company are subject to price volatility caused by weather, supply conditions and other unpredictable factors. The Company does not have a program of hedging activity to address these risks.

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          There have been no material changes from the information previously reported under Item 3 of the Company's annual report on Form 10-K for the fiscal year ended January 1, 2000.

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

Item 5.   Other Information.

               Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits. The following exhibits are contained in this report:

               10    Amendment Number Eleven to Credit Agreement.

               10.1  Second Supplement to Note Purchase Agreements.

               27    Financial Data Statement


          (b)  Reports on Form 8-K.

               There were no reports on Form 8-K filed during the quarter ended April 1, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 16, 2000                         Converse Inc.

                                        By:  /s/ Donald J. Camacho
                                             ---------------------
                                             Donald J. Camacho
                                             Senior Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                        Description
----------                         -----------

10             Amendment Number Eleven to Credit Agreement.

10.1           Second Supplement to Note Purchase Agreements.

27             Financial Data Statement