Form 10-Q
period 2000-07-01
CONVERSE INC
filed 2000-08-15
CIK 716934

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                  For the quarterly period ended July 1, 2000

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

    As of July 1, 2000, 17,513,861 shares of common stock were outstanding.

                                TABLE OF CONTENTS

                                                                                  PAGE
PART I:  FINANCIAL INFORMATION

         Item   1.    Consolidated Financial Statements

                      A.      Consolidated Balance Sheet                            1
                      B.      Consolidated Statement of Operations                  2
                      C.      Consolidated Statement of Cash Flows                  3
                      D.      Notes to Consolidated Financial Statements            4

         Item   2.    Management's Discussion and Analysis of                      11
                      Financial Condition and Results of Operations

         Item   3.    Quantitative and Qualitative Disclosures                     20
                      About Market Risk

PART II: OTHER INFORMATION

         Item   1.    Legal Proceedings                                            21
         Item   2.    Changes in Securities                                        21
         Item   3.    Defaults Upon Senior Securities                              21
         Item   4.    Submission of Matters to a Vote of
                      Security Holders                                             21
         Item   5.    Other Information                                            22
         Item   6.    Exhibits and Reports on Form 8-K                             22


         SIGNATURE                                                                 23

                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        CONVERSE INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                  January 1, 2000   July 1, 2000
                                                                                  ---------------   ------------
Assets
Current assets:
     Cash and cash equivalents.............................................       $      2,305       $     2,559
     Receivables, less allowances of $3,945 and $2,298, respectively.......             40,511            45,016
     Inventories (Note 3)..................................................             76,414            69,037
     Prepaid expense and other current assets..............................              2,866             3,027
                                                                                  ------------       -----------
          Total current assets.............................................            122,096           119,639
Net property, plant and equipment..........................................             18,855            16,474
Other assets...............................................................             11,412            12,076
                                                                                  ------------       -----------
                                                                                  $    152,363       $   148,189
                                                                                  ============       ===========
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
     Short-term debt (Note 4)..............................................       $      1,951       $     3,459
     Credit facility (Note 4)..............................................             71,551            77,010
     Current portion long-term debt(Note 4)................................             28,223           102,784
     Accounts payable......................................................             41,257            40,616
     Accrued expenses......................................................             15,063            15,004
     Income taxes payable..................................................              6,455             6,505
                                                                                  ------------       -----------
          Total current liabilities........................................            164,500           245,378
Long-term debt (Note 4)....................................................             74,265                --
Current assets in excess of reorganization value...........................             26,143            25,105

Stockholders' equity (deficiency):
     Common stock, $1.00 stated value, 50,000,000 shares
           authorized, 17,479,025 and 17,513,861 shares issued and
           outstanding at January 1, 2000 and July 1, 2000, respectively...             17,479            17,514
     Preferred stock, no par value, 10,000,000 shares authorized
           none issued and outstanding.....................................                 --                --
     Additional paid-in capital............................................              4,764             4,604
     Unearned compensation.................................................             (1,061)             (644)
     Retained earnings (deficit)...........................................           (131,737)         (141,514)
     Accumulated other comprehensive income................................             (1,990)           (2,254)
                                                                                  ------------       -----------
          Total stockholders' equity (deficiency) .........................           (112,545)         (122,294)
                                                                                  ------------       -----------
                                                                                  $    152,363       $   148,189
                                                                                  ============       ===========

    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                               Three Months Ended                     Six Months Ended
                                                      -----------------------------------   -----------------------------------
                                                        July 3, 1999       July 1, 2000       July 3, 1999       July 1, 2000
                                                        ------------       ------------       ------------       ------------
Net revenue.......................................           $58,320            $56,524          $ 129,318          $ 108,919
Cost of sales.....................................            43,268             44,286             95,525             85,126
                                                        ------------       ------------       ------------       ------------
Gross profit......................................            15,052             12,238             33,793             23,793
Selling, general and administrative expenses......            18,714             14,451             40,365             29,093
Royalty income....................................             4,940              4,051              9,782              8,218
Restructuring and other unusual charges...........               543               (387)               543               (387)
                                                        ------------       ------------       ------------       ------------
Earnings from operations..........................               735              2,225              2,667              3,305
Interest expense, net.............................             5,283              5,658             10,522             10,981
Other (income) expense, net.......................                94                639               (902)               735
                                                        ------------       ------------       ------------       ------------
Loss before income tax............................            (4,642)            (4,072)            (6,953)            (8,411)
Income tax expense................................               938                638              1,866              1,366
                                                        ------------       ------------       ------------       ------------
Net loss..........................................           $(5,580)           $(4,710)          $ (8,819)          $ (9,777)
                                                        ============       ============       ============       ============

Net basic and diluted loss per share (Note 2).....           $ (0.32)           $ (0.27)          $  (0.51)          $  (0.56)
                                                        ============       ============       ============       ============
Weighted average number of common shares
outstanding (Note 2)..............................            17,396             17,514             17,363             17,503
                                                        ============       ============       ============       ============


    See accompanying notes to condensed consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                         ------------------------------------
                                                                           July 3, 1999        July 1, 2000
                                                                           ------------        ------------
Cash flows from operating activities:
  Net loss........................................................          $    (8,819)       $     (9,777)
  Adjustments to reconcile net loss to net cash required for operating activities:
        Depreciation of property, plant and equipment.............                2,164               2,278
        Amortization of intangible assets.........................                  100                  --
        Amortization of current assets in excess of reorganization
          value...................................................               (1,038)             (1,038)
        Amortization of note discount/warrants....................                  318                 296
        Amortization of deferred compensation.....................                  211                 260
        Loss on disposal of property, plant and equipment.........                   --                  14
  Changes in assets and liabilities:
        Receivables...............................................                2,257              (4,505)
        Inventories...............................................               (6,431)              7,377
        Prepaid expenses and other current assets................                 2,350                (161)
        Accounts payable and accrued expenses.....................               (2,094)               (517)
        Income taxes payable......................................                  493                  50
        Other long-term assets and liabilities....................                 (314)               (928)
                                                                           ------------        ------------
            Net cash required for operating activities............              (10,803)             (6,651)
                                                                           ------------        ------------

Cash flows from investing activities:

  Additions to property, plant and equipment......................               (1,211)                (94)
                                                                           ------------        ------------
            Net cash used by investing activities.................               (1,211)                (94)
                                                                           ------------        ------------

Cash flows from financing activities:

  Net proceeds from exercise of warrants..........................                  268                  --
  Net proceeds from sale of common stock (Note 7).................                   73                  32
  Net proceeds from (payment of) short-term debt..................                 (547)              1,508
  Net proceeds from (payment of) credit facility..................               11,263               5,459
                                                                           ------------        ------------
            Net cash provided by financing activities.............               11,057               6,999
Net increase (decrease) in cash and cash equivalents..............                 (957)                254
Cash and cash equivalents at beginning of period..................                3,274               2,305
                                                                           ------------        ------------
Cash and cash equivalents at end of period........................          $     2,317        $      2,559
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

                        CONVERSE INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Dollars in thousands)

1.   Summary of Significant Accounting Policies

Basis of presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 1, 2000. The Company's consolidated results of operations for the three and six months ended July 1, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year. In the prior year financial statements and related notes certain amounts have been reclassified to conform with the Fiscal 2000 presentation.

2.   Net Earnings (Loss) per Common Share

     Net earnings (loss) per common share is computed based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding for the applicable period.

3.   Inventories

     Inventories are summarized as follows:

                                                                 January 1, 2000        July 1, 2000
                                                                 ---------------        ------------
                     Retail merchandise....................              $ 6,452             $ 5,550
                     Finished products.....................               62,157              57,609
                     Work in process.......................                4,120               2,947
                     Raw materials.........................                3,685               2,931
                                                                     -----------           ---------
                                                                         $76,414             $69,037
                                                                     ===========           =========

4.   Debt

     As more fully described in Note 9 to the Consolidated Financial Statements for the year ended January 1, 2000 included within the Company's annual report on Form 10-K, in May 1997 the Company issued $80,000 of 7% Convertible Subordinated Notes due June 1, 2004 (the "Convertible Notes"). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed into common stock of the Company, at the option of the holder, at a price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000, at redemption prices set forth therein, plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1. Proceeds from the Convertible Notes were used to repay indebtedness under the Company's then existing credit facility. As discussed further below, in September 1998 the Company repurchased and cancelled

$5,735 face amount of the Convertible Notes. As of July 1, 2000, $74,265 face amount of Convertible Notes remain outstanding. The Company did not make the interest payment due on June 1, 2000 with respect to the Convertible Notes. This interest payment remains outstanding and constitutes an Event of Default under the related indenture. On August 4, 2000, the trustee under the indenture for the Convertible Notes sent Converse a letter stating that holders of more than twenty-five percent (25%) of the Convertible Notes had directed it to declare the full amount of principal and interest under the notes to be due and payable.

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

     The Credit Facility is for a five-year term with an expiration date of May 21, 2002. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $77,010 are classified as current due to the Event of Default as more fully described below and due to the Company's lockbox arrangement (whereby payments made by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

     In May 1999, the Company's Credit Facility was amended to allow for $6,000 of additional borrowing base through July 31, 1999. Subsequent amendments to the Credit Facility extended this additional borrowing base from July 31, 1999 through July 31, 2000. As of August 1, 2000, the $6,000 of additional borrowing base has expired and is no longer in effect.

     Obligations under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. At July 1, 2000 the Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Credit Facility and such failure to comply constitutes an Event of Default under the Credit Facility. Also, the default in payment of interest due with respect to the Convertible Notes (see above) constitutes an Event of Default under the Credit Facility.

     As of July 1, 2000 the Company's calculated borrowing base was $90,657, but limited to the total credit commitment of $90,000. Utilization under the Credit Facility amounted to $80,974 consisting of revolving loans of $74,486, banker acceptances of $2,524 and outstanding letters of credit of $3,964. Accordingly, $9,026 of the maximum available borrowing base remained unutilized as of July 1, 2000. Under the terms of the Third Supplement to Note Purchase Agreements (the "Third Supplement") executed in June 2000 (see Secured Notes below), the Company may not borrow amounts as revolving loans under the Credit Facility if such amounts would exceed the maximum permitted amount available to borrow less $5,750. As a result, net availability under the Credit Facility was $3,276 as of July 1, 2000. With the expiration of the $6,000 additional borrowing base as of August 1, 2000 (see above), the Company has failed to maintain availability under the Credit Facility in excess of the $5,750 required by the Third Supplement.

     Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of three percent (3.00%) per annum. At July 1, 2000, revolving loans outstanding under the Credit Facility bore interest of 9.86% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate.

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

     The Secured Notes require compliance with customary affirmative and negative covenants, including certain financial covenants, substantially the same as the requirements contained in the Credit Facility. The Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Secured Notes agreement for the six month period ending July 1, 2000 and such failure to comply constitutes an Event of Default under the Secured Notes. Also, the default in payment of interest due with respect to the Convertible Notes (described above) constitutes an Event of Default under the Secured Notes. Under the terms of the Third Supplement, as of July 31, 2000 the holders of the Secured Notes were free to proceed to enforce their rights, including, but not limited to, declaring all or any part of the notes outstanding to be immediately due and payable.

     Upon issuance of the Series A Secured Notes, the Company received gross proceeds of $24,000 after discount from the face amount. In connection with the issuance of the Series A Secured Notes, the Company issued warrants to purchase 360,000 shares of the Company's common stock to the purchasers and paid funding fees to certain purchasers amounting to $350. The warrants were valued at $1.22 per share, vested immediately and expire on March 16, 2003. In May 1999 warrants to purchase 91,412 shares of the Company's common stock were exercised, leaving 268,588 outstanding. The Company paid a placement fee of 4% of the gross proceeds, or $960, with respect to the Series A Secured Notes. The Series A Secured Notes carry a second priority perfected lien on substantially all real and personal, tangible and intangible assets of the Company.

     The Series B Secured Notes were issued in exchange for the surrender of $5,735 face amount of Convertible Notes, which were subsequently cancelled by the Company. In connection with the issuance of the Series B Secured Notes, the Company paid a placement fee of 2% of the face amount, or $76. The Series B Secured Notes carry a third priority perfected lien on substantially all real and personal, tangible and intangible assets of the Company.

     Subsidiaries of the Company maintain asset-based financing arrangements in certain European countries, principally with NMB-Heller, N.V. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. As of July 1, 2000, total short-term borrowings outstanding under these financing arrangements totaled $3,459. These obligations are secured by first priority liens on the respective European assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

     During the second quarter of 2000, the Company wrote-off deferred financing costs of $701 related to the royalty securitization financing which is no longer being pursued.

     As announced on August 9, 2000, the Company has received a commitment letter from Euro American Investment Corporation, a private investment concern, to provide $25,000 in credit enhancement to afford the Company additional liquidity under its credit agreement. The financing is subject to customary closing conditions and requires the consent of the existing secured creditors of the Company. Euro American and the Company have been in communication with the secured creditors and certain holders of the Convertible Notes. Converse expects these communications to continue. This financing transaction is expected to close by August 31, 2000, subject to receipt of required consents and regulatory review.

5.   Restructuring and Other Unusual Charges

     As more fully described in Note 4 to the Consolidated Financial Statements for the year ended January 1, 2000 included within the Company's annual report on Form 10-K, the Company recorded restructuring and other unusual charges of $9.4 million in 1999 related primarily to initiatives aimed at reducing future operating costs. Principal costs included in the charge were: (i) costs for employee severance and related benefits for the termination of 49 corporate employees; (ii) costs related to the closing of five unprofitable retail stores;
(iii) lease termination costs related to the R&D facility; (iv) termination costs related to endorser contracts; and (v) costs of converting wholly-owned subsidiaries with foreign operations into licensee/distributor arrangements. The following table summarizes the related reserves remaining at July 1, 2000:

                                                       January 1, 2000    Change in       Charges/      July 1, 2000
                                                           Balance        Provisions     Write-offs       Balance
                                                       ---------------    ----------     -----------    -------------
Corporate Employee Severance & Related Costs.......           $1,135           $(285)      $  850             $  ---
Retail Store Closings..............................              728             ---          402                326
R&D Building Lease Termination Costs...............              136            (136)         ---                ---
Contract Termination Costs.........................            1,667            (242)         284              1,141
Conversion of Subsidiaries into Licensees..........            4,007             276        1,319              2,964
                                                           ---------        --------      -------       ------------
July 1, 2000 Balance...............................           $7,673           $(387)      $2,855             $4,431
                                                           =========        ========      =======       ============

     During the first six months of 2000, the Company charged $2,855 of costs against the reserves for restructuring and other unusual charges. These charges include $850 for employee severance related to the termination of corporate employees, lease termination costs of $219 and writedown of fixed assets of $183 related to the closing of three unprofitable retail stores and costs of $1,319 related to the conversion of wholly-owned foreign subsidiaries in Canada, Mexico, Italy, Benelux and France. Due to attrition, the Company incurred less than anticipated severance costs and reversed restructuring costs of $285. The Company also had lower than the anticipated restructuring charges related to the R&D building lease termination costs and contract termination costs. The Company recorded an additional restructuring charge of $276 related to the write-off of cumulative translation adjustment for Benelux. The remaining costs, as well as additional cumulative translation adjustment charges and employee severance costs relating to the conversion of the wholly-owned foreign subsidiaries into licensee/distributor arrangements, are expected to be incurred during 2000. At July 1, 2000, $4,431 of the charges recorded remain in current liabilities on the balance sheet.

     On July 1, 2000, Converse entered into a long-term agreement with a third party company to convert its wholly-owned subsidiary into a licensee for the exclusive distribution and license rights for Converse footwear and apparel in France, Guadeloupe, Martinique, Reunion and Monaco. This agreement becomes effective January 1, 2001 and will have the impact of reducing the Company's future global order backlog, net revenue and expenses, while increasing royalty income. The losses from this transaction have been included in restructuring and other unusual charges for the year ended January 1, 2000.

6.   Comprehensive Income

     For the three months ended July 3, 1999 and July 1, 2000, comprehensive income (loss) items included in stockholders' equity consisted of cumulative translation adjustments of $(564) and $(133), respectively. Total comprehensive income (loss) for the second quarter of 1999 was $(6,144) compared to $(4,843) for the second quarter of 2000.

     For the six months ended July 3, 1999 and July 1, 2000, comprehensive income (loss) items included in stockholders' equity consisted of cumulative translation adjustments of $(1,109) and $(264), respectively. Total comprehensive income (loss) for the first six months of 1999 was $(9,928) compared to $(10,041) for the first six months of 2000.

7.   Employee Stock Plans

     During the first six months of 2000, 55,000 shares of restricted stock were cancelled due to employee terminations resulting in the reversal of paid in capital and unearned compensation of $157. All restricted stock grants are subject to restrictions as to continuous employment. The restricted stock vests 100% on the third anniversary of the grant date. As there is no exercise payment associated with the restricted stock awards, the cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the three year vesting period.

     In February 2000, 34,836 shares of common stock were issued under the Company's Employee Stock Purchase Plan. Proceeds of $32 were recorded in conjunction with this purchase.

8.   Commitments and Contingencies

     Converse is or may become a defendant in a number of pending or threatened legal proceedings relating to its business and operations. Converse believes that the ultimate outcome of any pending proceedings will not have a material adverse effect on its financial position or results of operations.

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

10.  Subsequent Events

     On August 8, 2000, the Company received a commitment letter from Euro American Investment Corporation ("Euro American"), a private investment concern, to provide $25,000 in credit enhancement to afford the Company additional liquidity under its Credit Facility. Under the terms of the commitment letter, Euro American would also purchase, at $0.001 per share, 20,000,000 shares of common stock of Converse and would have an option, for six months following the closing of the $25,000 financing, to provide an additional $50,000 in secured debt financing and receive warrants to purchase up to 50,000,000 shares of stock at $1.50 per share. The commitment letter also provides for designees of Euro American to become a majority of the Board of Directors.

     The $25,000 financing is subject, among other things, to the negotiation of definitive legal documentation, approval by the Company's Board of Directors, and other customary closing conditions (including Hart-Scott-Rodino clearance if required) and requires the existing secured creditors of Converse to consent to the transaction. The transaction is scheduled to close by August 31, 2000 subject to receipt of required consents and regulatory review.

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

                                                              Europe,                       Americas
                                                           Middle East,                    (excluding
                                           United States      Africa      Asia Pacific   United States)  Eliminations  Consolidated
                                           --------------  -------------  ------------   --------------  ------------  ------------
Six months ending July 1, 2000:
Net revenue to customer...................      $ 73,878        $22,485        $10,969         $1,587      $   ----       $108,919
Intersegment net revenue..................         8,919           ----           ----           ----        (8,919)          ----
Segment pretax profit (loss)..............        (6,824)        (2,340)           594            159          ----         (8,411)

Segment total assets at July 1, 2000......      $127,053        $17,464        $ 2,606         $1,066          ----       $148,189

Six months ending July 3, 1999:
Net revenue to customer...................      $ 69,042        $35,683        $19,698         $4,895      $   ----       $129,318
Intersegment net revenue..................        14,888           ----           ----           ----       (14,888)          ----
Segment pretax profit (loss)..............        (9,584)          (229)         3,807           (947)         ----         (6,953)

Segment total assets at January 1, 2000...      $127,670        $19,466        $ 3,839         $1,388          ----       $152,363

Three months ending July 1, 2000:
Net revenue to customer...................      $ 39,972        $ 9,557        $ 6,177         $  818      $   ----       $ 56,524
Intersegment net revenue..................         2,692           ----           ----           ----        (2,692)          ----
Segment pretax profit (loss)..............        (2,711)        (1,614)           252              1          ----         (4,072)

Three months ending July 3, 1999:
Net revenue to customer...................      $ 33,402        $13,275        $ 9,901         $1,742      $   ----       $ 58,320
Intersegment net revenue..................         6,189           ----           ----           ----        (6,189)          ----
Segment pretax profit (loss)..............        (5,346)        (1,561)         2,471           (206)         ----         (4,642)

Item 2.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


  The following table sets forth certain items relating to the Company's operating results as a percentage of net revenue for the three months ended July 3, 1999 ("Second Quarter 1999") and for the three months ended July 1, 2000 ("Second Quarter 2000").

                                                               Three Months Ended
                                                ------------------------------------------------
                                                  July 3, 1999      %     July 1, 2000     %
                                                  ------------     ---    ------------    ---
Net revenue....................................      $  58,320    100.0      $  56,524    100.0
Gross profit...................................         15,052     25.8         12,238     21.7
Selling, general and administrative
  expenses.....................................         18,714     32.1         14,451     25.6
Royalty income.................................          4,940      8.5          4,051      7.2
Restructuring and other unusual
  charges......................................            543      0.9           (387)    (0.7)
Earnings from operations.......................            735      1.3          2,225      3.9
Interest expense, net..........................          5,283      9.1          5,658     10.0
Other (income) expense, net....................             94      0.2            639      1.1
Loss before income tax.........................         (4,642)    (8.0)        (4,072)    (7.2)
Income tax expense.............................            938      1.6            638      1.1
Net loss.......................................         (5,580)    (9.6)        (4,710)    (8.3)
Net basic and diluted loss
  per share....................................      $   (0.32)      --      $   (0.27)      --

Net Revenue

     Net revenue for Second Quarter 2000 decreased to $56.5 million from $58.3 million for Second Quarter 1999, a 3.0% decline. The $1.8 million reduction in net revenue was attributable to a decrease of 43.5% for Second Quarter 2000 in the performance category, mainly offset by increases of 14.0%, 26.2% and 46.7% in the athletic originals, children's and action sports categories as compared to Second Quarter 1999.

     Net revenue in the United States increased 19.8% to $40.0 million for Second Quarter 2000 from $33.4 million for Second Quarter 1999. Net revenue decreased 33.7% internationally to $16.5 million for Second Quarter 2000 from $24.9 million for Second Quarter 1999. The international net revenue reduction was impacted by $2.4 million from converting wholly-owned subsidiaries with foreign operations into licensee arrangements.

     The downward United States net revenue trend that has impacted the Company over the past two years has turned positive in the Second Quarter 2000. The Company believes this reversal is primarily attributable to the improving athletic footwear and apparel market as well as the efforts the Company has made to broaden its product offerings.

     The decline in the E.M.E.A. and Latin America regions was partly attributable to the conversion of the Company's wholly-owned subsidiaries operating in Italy, Benelux and Mexico to third-party licensing entities, revenues from which are now recorded as royalty income rather than net revenue. The revenue decline in the Pacific region was primarily attributable to the softening of demand for the traditionally strong athletic originals product offerings in that region.

Gross Profit

     Gross profit decreased to $12.2 million for Second Quarter 2000 from $15.0 million for Second Quarter 1999, an 18.7% reduction. The decline in net revenue and the Company's efforts to keep inventory levels down through the sale of excess inventory at reduced margins accounted for the majority of the gross profit reduction over the period. As a percentage of net revenue, gross profit decreased to 21.7% in Second Quarter 2000 compared to 25.8% for the prior year period.

Selling, General and Administrative Expenses

     The Company took aggressive actions in 1999 to reduce its on-going operating expenses in order to address the current industry conditions. Selling, general and administrative expenses decreased $4.2 million to $14.5 million for Second Quarter 2000 from $18.7 million for Second Quarter 1999, a 22.5% decrease. This reduction was mainly attributable to decreased spending in global selling, marketing, advertising and promotion activities, as well as corporate staff reductions and expense reductions associated with converting wholly-owned subsidiaries with foreign operations into licensee arrangements. As a percentage of net revenue, selling, general and administrative expenses decreased to 25.6% for Second Quarter 2000 from 32.1% for the prior year period.

Royalty Income

     Royalty income decreased 18.4% to $4.0 million for Second Quarter 2000 from $4.9 million for Second Quarter 1999. International royalty income, which represented 72.9% of the Company's total royalty income in Second Quarter 2000, decreased 25.8%. This reduction was primarily attributable to the elimination of Japanese non-footwear trademark licensee agreements, which were sold in November 1999 and which generated $1.1 million of royalty income in Second Quarter 1999. This reduction was partially offset by improvement primarily attributable to an increase of 226.1% in the EMEA region. As a percentage of net revenue, royalty income decreased to 7.2% for Second Quarter 2000 as compared to 8.5% in the prior year period.

     On November 29, 1999, the Company completed the sale of all its non-footwear trademarks in Japan and the assignment of its Japanese non-footwear trademark license agreements to Itochu Corporation for $25.0 million cash. The licensees of these trademarks generated royalty income of $1.1 million in Second Quarter 1999 as stated above. Royalty income adjusted to eliminate the Japanese non-footwear trademarks was $4.0 million in Second Quarter 2000 and $3.8 million in Second Quarter 1999.

Restructuring and Other Unusual Charges

     In the Second Quarter 2000, the Company recorded a credit of $0.4 million based upon lower than anticipated costs from the lease termination costs related to the Company's R&D facility and termination costs related to endorser contracts. In the Second Quarter 1999, the Company recorded a charge totaling $0.5 million relating to the conversion of our Canada operation from a Company owned subsidiary (direct operating unit) to a third party licensee/distributor arrangement.

Earnings from Operations

     The Company recorded earnings from operations in Second Quarter 2000 of $2.2 million compared to $0.7 million in Second Quarter 1999. This change was primarily due to the factors discussed above.

Interest Expense

     Interest expense for Second Quarter 2000 increased to $5.7 million from $5.3 million for Second Quarter 1999.

Other (Income) Expense

     Other expenses for Second Quarter 2000 were $0.6 million compared to $0.1 million for Second Quarter 1999. The Company wrote off deferred financing fees associated with a royalty securitization financing transaction which the Company is no longer pursuing.

Income Tax Expense

     Income tax expense for Second Quarter 2000 was $0.6 million compared to $0.9 million for Second Quarter 1999. The Company continued to fully reserve the income tax benefit of the quarterly losses by recording an additional valuation allowance of $2.0 million in Second Quarter 2000, the same amount recorded in Second Quarter 1999.

Net Loss

     The Company recorded a net loss of $4.7 million for Second Quarter 2000 compared to a net loss of $5.6 million for Second Quarter 1999. The net loss for Second Quarter 2000 and Second Quarter 1999 each included a charge of $2.0 million to increase the deferred tax valuation reserve. Excluding this non-operating charge, the net loss was $2.7 million for Second Quarter 2000 and $3.6 million for Second Quarter 1999.

Net Loss Per Share

     Net loss per share for Second Quarter 2000 was $0.27 compared to net loss per share of $0.32 for Second Quarter 1999. The net loss per share for Second Quarter 2000 and Second Quarter 1999 included a charge of $0.12 per share and $0.11 per share, respectively, to increase the deferred tax valuation reserve. Excluding this non-operating charge, the net loss per share for Second Quarter 2000 was $0.15 compared to net loss per share of $0.21 for Second Quarter 1999.

Comparison of six months ended July 3, 1999 to six months ended July 1, 2000

     The following table sets forth certain items relating to the Company's operating results as a percentage of net revenue for the six months ended July 3, 1999 ("First Half 1999") and for the six months ended July 1, 2000 ("First Half 2000").

                                                                Six Months Ended
                                           ----------------------------------------------------------
                                              July 3, 1999         %        July 1, 2000       %
                                              ------------        ---       ------------      ---
Net revenue...........................           $129,318        100.0         $108,919       100.0
Gross profit..........................             33,793         26.1           23,793        21.8
Selling, general and administrative
  expenses............................             40,365         31.2           29,093        26.7
Royalty income........................              9,782          7.6            8,218         7.5
Restructuring and other unusual
  charges.............................                543          0.4             (387)       (0.4)
Earnings from operations..............              2,667          2.1            3,305         3.0
Interest expense, net.................             10,522          8.1           10,981        10.1
Other (income) expense ...............               (902)        (0.7)             735         0.7
Loss before income tax................             (6,953)        (5.4)          (8,411)       (7.7)
Income tax expense....................              1,866          1.4            1,366         1.3
Net loss..............................           $ (8,819)        (6.8)        $ (9,777)       (9.0)
Net basic and diluted loss
  per share...........................           $  (0.51)          --         $  (0.56)         --

Net Revenue

     Net revenue for First Half 2000 decreased 15.8% to $108.9 million from $129.3 million for First Half 1999. Compared to the prior year period, the $20.4 million reduction in net revenue was attributable to decreases of 34.7%, 6.1%, 7.5% and 2.0% in the categories of performance, athletic originals, children's, and action sports, respectively.

     Net revenue in the United States increased 7.1% to $73.9 million in First Half 2000 from $69.0 million for First Half 1999. Net revenue decreased 42.0% internationally to $35.0 million in First Half 2000 from $60.3 million in First Half 1999. The conversion of wholly-owned subsidiaries with foreign operations into licensing arrangements accounts for $9.6 million of the total reduction of $25.3 million in international net revenue.

     The downward United States net revenue trend that has impacted the Company over the past two years turned positively in the First Half 2000. The decline in the E.M.E.A. and Latin America regions was partly attributable to the conversion of the Company's wholly-owned subsidiaries operating in Italy, Benelux and Mexico to third-party licensing entities, revenues from which are now recorded as royalty income rather than net revenue. The revenue decline in the Pacific region was primarily attributable to the softening of demand for the traditionally strong athletic originals product offerings in that region.

Gross Profit

  Gross profit decreased to $23.8 million for First Half of 2000 from $33.8
million for First Half 1999, a 29.6% reduction.   The decline of $20.4 million
in net revenue and the Company's efforts to keep inventory levels down through the sale of excess inventory at reduced margins accounted for the majority of the gross profit reduction over the period. As a percentage of net revenue, gross profit decreased to 21.8% for First Half 2000 compared to 26.1% for the prior year period.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses decreased $11.3 million to $29.1 million for First Half 2000 from $40.4 million for First Half 1999, a 28.0% decrease. This reduction was mainly attributable to decreased spending in global selling, marketing, advertising, and promotion activities, as well as corporate staff reductions and expense reductions associated with converting wholly-owned subsidiaries with foreign operations into licensee arrangements. As a percentage of net revenue, selling, general and administrative expenses decreased to 26.7% for First Half 2000 from 31.2% for the prior year period.

Royalty Income

  Royalty income decreased 16.3% to $8.2 million in First Half 2000 from $9.8 million in First Half 1999. International royalty income, which represented 78.9% of the Company's total royalty income in First Half 2000, decreased 19.5%. This reduction was primarily attributable to the elimination of Japanese non-footwear trademark licensee agreements which were sold in November 1999, which generated $2.2 million of royalty income in the First Half 1999. This reduction was partially offset by improvement primarily attributable to increases of 101.9% in the EMEA region and 20.7% in Japanese footwear. As a percentage of net revenue, royalty income decreased to 7.5% in the First Half 2000 compared to 7.6% in the prior year period.

  On November 29, 1999, the Company completed the sale of all of its non-footwear trademarks in Japan and the assignment of its Japanese non-footwear trademark license agreements to Itochu Corporation for $25.0 million cash. The licensees of these trademarks generated royalty income of $2.2 million in First Half 1999, as stated above. Royalty income adjusted to eliminate the Japanese non-footwear trademarks was $8.2 million in First Half 2000 and $7.6 million in First Half 1999.

Restructuring and Other Unusual Charges

  In the First Half 2000, the Company recorded a credit of $0.4 million based upon lower than anticipated costs from the lease termination costs related to the Company R&D facility and termination costs related to endorser contracts. In the First Half 1999, the Company recorded a charge totaling $0.5 million related to the conversion of our Canada operation from a Company owned subsidiary (direct operating unit) to a third party licensee/distributor arrangement.

Earnings from Operations

  The Company recorded earnings from operations in the First Half 2000 of $3.3 million compared to $2.7 million in the First Half 1999. This change was primarily due to the factors discussed above.

Interest Expense

  Interest expense for First Half 2000 increased to $11.0 million from $10.5 million for First Half 1999.

Other (Income) Expense

  Other expenses for First Half 2000 was $0.7 million primarily from writing off deferred financing fees associated with a royalty securitization financing arrangement which the Company is no longer pursuing. The First Half 1999 other income of $0.9 million was primarily related to foreign exchange gains associated with foreign currency exchange contracts and put options the Company had entered into as part of its strategy to reduce exposure to foreign currency fluctuations.

Income Tax Expense

  Income tax expense for First Half 2000 was $1.4 million compared to $1.9 million for First Half 1999. The Company fully reserved the income tax benefit of the first half losses by recording an additional valuation allowance of $4.2 million in First Half 2000 and $3.8 million in First Half 1999.

Net Loss

  The Company recorded a net loss of $9.8 million for First Half 2000 compared to net loss of $8.8 million for First Half 1999. The net loss for First Half 2000 and First Half 1999 included a charge of $4.2 million and $3.8 million, respectively, to increase the deferred tax valuation reserve. Excluding this non-operating charge, the net loss was $5.6 million for First Half 2000 and $5.0 million for First Half 1999.

Net Loss Per Share

Net loss per share for First Half 2000 was $0.56 compared to net loss per share of $0.51 for First Half 1999. The net loss per share for First Half 2000 and First Half 1999 included a charge of $0.24 per share and $0.22 per share, respectively, to increase the deferred tax valuation reserve. Excluding this non-operating charge, the net loss per share for First Half 2000 was $0.32 compared to net loss per share of $0.29 for First Half 1999.

Liquidity and Capital Resources

  As of July 1, 2000, the Company's working capital (net of cash) position decreased $83.6 million to a deficit of $128.3 million from a deficit of $44.7 million at January 1, 2000. The principal reason for the decrease was the reclassification of the Convertible Notes in the principal amount of $74.3 million from long-term debt to current liabilities. The Company did not make the interest payment due on June 1, 2000 with respect to these notes and such non-payment constitutes an Event of Default under the related indenture. In August 2000, the trustee for the holders of the Convertible Notes notified the Company in writing that at least twenty-five percent (25%) of the holders had directed the Trustee to declare the full amount of principal and interest on the Convertible Notes to be immediately due and payable.

  Total borrowings under the Company's Credit Facility increased $5.4 million to $77.0 million on July 1, 2000 versus $71.6 million at January 1, 2000 and short term debt increased $1.5 million to $3.5 million at July 1, 2000 versus $2.0 million at January 1, 2000.

  For the First Half 2000 and First Half 1999, net cash required for operating activities was $6.7 million and $10.8 million, respectively. Net cash required for operating activities in the First Half 2000 was principally the result of the net loss partially offset by a reduction in working capital requirements. Cash required for operating activities in First Half 1999 was used primarily to fund a net loss and seasonal working capital requirements. Net cash used by investing activities was $0.1 million in the First Half 2000 versus $1.2 million in the First Half 1999 for additions to the property, plant and equipment. Net cash provided by financing activities was $7.0 million and $11.1 million in the First Half 2000 and the First Half 1999, respectively. Cash provided by financing activities was derived primarily from net proceeds of the Company's asset-based borrowing facilities.

  As discussed in Note 4 of the Notes to the Condensed Consolidated Financial Statements, in May 1999, the Company's Credit Facility was amended to allow for $6.0 million of additional borrowing base through July 1999. Subsequent amendments to the Credit Facility extended this additional borrowing base from July 31, 1999 through July 31, 2000. As of August 1, 2000, the $6.0 million of additional borrowing base has expired and is no longer in effect.

  At July 1, 2000, the Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Credit Facility and in the Secured Notes agreement and such failure to comply constitutes an Event of Default under the Credit Facility and the Secured Notes. Also, the default in payment of interest due with respect to the Convertible Notes constitutes an Event of Default under the Credit Facility and the Secured Notes.

  The Company will require a new source of liquidity in order to sustain its operations, as well as forbearance from the holders of its outstanding indebtedness which is in default. There can be no assurance that these requirements will be achieved. As announced on August 9, 2000, the Company has received a commitment letter from Euro American Investment Corporation, a private investment concern, to provide $25,000 in credit enhancement to afford the Company additional liquidity under its credit agreement. The financing is subject to customary closing conditions and requires the consent of the existing secured creditors of the Company. Euro American and the Company have been in communication with the secured creditors and certain holders of the Convertible Notes. Converse expects these communications to continue. This financing transaction is expected to close by August 31, 2000, subject to receipt of required consents and regulatory review. See Note 10 to the Company's Condensed Consolidated Financial Statements set forth elsewhere herein for a description of a new commitment letter to provide credit enhancement.

Backlog

  At the end of Second Quarter 2000, the Company's global order backlog was $67.6 million, compared to $75.9 million at the end of Second Quarter 1999, a decrease of 10.9%. The 1999 backlog figure has been adjusted to eliminate the Company's backlog in Canada, Italy and Benelux, where the Company's subsidiaries have been converted to licensee/distributor arrangements. The backlog in the athletic originals and children's categories increased 2.7% and 8.0%, respectively, offset by a decline of 26.8% in the performance category. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. The Company continues to convert its international wholly-owned operating units to new licensee arrangements which, based on the results of conversions already completed, will reduce the Company's global backlog and lower future new revenue, while increasing royalty income. Accordingly, a comparison of the actual backlog as of two different dates is not necessarily meaningful.

Forward-looking statements

  Any statements set forth above which are not historical facts, including the statements concerning the outlook for revenue, earnings and anticipated cost savings, and the product and industry developments for 2000 and beyond are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the Company, the competitive pricing environment and inventory levels within the footwear and apparel industries, consumer demand for athletic footwear, market acceptance of the Company's products, the strength of the U.S. dollar and the success of planned advertising, marketing and promotional campaigns and other risks identified in documents filed by the Company with the Securities and Exchange Commission.

Item 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

  At July 1, 2000, the carrying value of the Company's debt totaled $183.2 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

  At July 1, 2000, the Company had fixed rate debt of $102.7 million and variable rate debt of $80.5 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $2.5 million. Based on the amounts of variable rate debt outstanding at July 1, 2000, the earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.8 million, holding other variables constant.

Foreign Currency Risk

  Converse sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although Converse has some of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve the markets in Western Europe, Japan and Australia. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries and royalty income from sources outside the United States, the Company may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations generally from three to twelve months. As of July 1, 2000, the Company had no outstanding foreign exchange forward contracts.

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

Item 2.   Changes in Securities.

               Not Applicable

Item 3.   Defaults Upon Senior Securities.

            As described in Note 4 of the Notes to Consolidated Financial Statements under Item 1 of this report, there is currently a covenant default under the Company's Senior Secured Credit Facility and Secured Notes, as well as a payment default under its subordinated, unsecured Convertible Notes. The Company did not make a scheduled interest payment of $2,600 on June 1, 2000, which became an Event of Default after the passage of a thirty (30) day grace period. On August 4, 2000, the trustee under the indenture for the Convertible Notes notified Converse in writing that holders of not less than twenty-five percent (25%) of the Convertible Notes had directed it to declare the full amount of principal and interest under such notes to be due and payable. Due to such notice, the entire $74,265 face amount of Convertible Notes is currently due and payable, together with interest, which accrues at 7% per annum.

            Under the Credit Facility, as a result of the default, the Banks may declare the entire amount outstanding and payable at any time, although they have not done so.

            Under the terms of the Third Supplement, as of July 31, 2000, the holders of the Secured Notes may proceed to enforce their rights including, but not limited to, declaring all $28,643 principal to be due and payable.

Item 4.   Submission of Matters to a Vote of Security-Holders.

            On June 29, 2000, the Company conducted its annual meeting of stockholders pursuant to due notice. A quorum being present either in person or by proxy, the stockholders voted on the following matters:

          1. To elect ten directors to hold office until the next annual meeting and until their successors are elected and qualified.

          2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the next fiscal year.

          3. To amend the Converse Inc. 1994 Stock Option Plan to permit grants to non-employee directors.

          No other matters were voted upon.  The votes cast were as follows:

          1. Election of directors. The following directors were elected to the Company's Board:

                                       NUMBER OF VOTES CAST
                                      FOR             AGAINST
                                      ---             -------

          Donald J. Barr           16,937,315         269,225
          Julius W. Erving         16,925,057         281,483
          Robert H. Falk           16,936,499         270,041
          Gilbert Ford             16,925,411         281,129
          Michael S. Gross         16,932,872         273,668
          John J. Hannan           16,918,876         287,664
          Joshua J. Harris         16,922,481         284,059
          John H. Kissick          16,920,517         286,023
          Glenn N. Rupp            16,933,395         273,145
          Michael D. Weiner        16,921,959         284,581

          2. Ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent auditors.

                      For                                  17,099,365
                      Against                                  91,513
                      Abstain                                  15,662

          3.   Amendment of Converse Inc. 1994 Stock Option Plan.

                      For                                  16,609,502
                      Against                                 546,013
                      Abstain                                  51,025

Item 5.   Other Information.

               Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits. The following exhibits are contained in this report:

               10    Amendment Number Twelve to Credit Agreement.

               10.1  Third Supplement to Note Purchase Agreements.

               27    Financial Data Statement


          (b)  Reports on Form 8-K.

               There were no reports on Form 8-K filed during the quarter ended July 1, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2000                             Converse Inc.

                                           By: /s/ Donald J. Camacho
                                               --------------------------
                                               Donald J. Camacho
                                               Senior Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------



10             Amendment Number Twelve to Credit Agreement.


10.1           Third Supplement to Note Purchase Agreements.


27             Financial Data Statement