Form 10-Q
period 2000-09-30
CONVERSE INC
filed 2000-11-14
CIK 716934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


                      Yes |X|         No | |


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


 AS OF SEPTEMBER 30, 2000, 17,535,555 SHARES OF COMMON STOCK WERE OUTSTANDING.

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

         Item 1.   Consolidated Financial Statements

                   A. Consolidated Balance Sheet                            1
                   B. Consolidated Statement of Operations                  2
                   C. Consolidated Statement of Cash Flows                  3
                   D. Notes to Consolidated Financial Statements            4

         Item 2.   Management's Discussion and Analysis of                 11
                   Financial Condition and Results of Operations

         Item 3.   Quantitative and Qualitative Disclosures                19
                   About Market Risk

PART II: OTHER INFORMATION

         Item 1.   Legal Proceedings                                       20
         Item 2.   Changes in Securities                                   20
         Item 3.   Defaults Upon Senior Securities                         20
         Item 4    Submission of Matters to a Vote of
                   Security Holders                                        21
         Item 5.   Other Information                                       21
         Item 6.   Exhibits and Reports on Form 8-K                        21

         SIGNATURE                                                         21

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         CONVERSE INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            JANUARY 1,     SEPTEMBER 30,
                                                                              2000            2000
                                                                            ----------     -------------
Assets
Current assets:
     Cash and cash equivalents ...........................................  $   2,305       $   2,047
     Receivables, less allowances of $3,945 and $2,179, respectively .....     40,511          35,934
     Inventories (Note 3) ................................................     76,414          60,310
     Prepaid expense and other current assets ............................      2,866           2,018
                                                                            ---------       ---------
          Total current assets ...........................................    122,096         100,309
Net property, plant and equipment ........................................     18,855          15,288
Other assets .............................................................     11,412          11,122
                                                                            ---------       ---------
                                                                            $ 152,363       $ 126,719
                                                                            =========       =========

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
     Short-term debt (Note 4) ............................................  $   1,951       $   1,519
     Credit facility (Note 4) ............................................     71,551          64,887
     Current portion long-term debt(Note 4) ..............................     28,223         102,908
     Accounts payable ....................................................     41,257          38,636
     Accrued expenses ....................................................     15,063          16,704
     Income taxes payable ................................................      6,455           6,578
                                                                            ---------       ---------
          Total current liabilities ......................................    164,500         231,232
Long-term debt (Note 4) ..................................................     74,265            --
Current assets in excess of reorganization value .........................     26,143          24,585

Stockholders' equity (deficiency):
     Common stock, $1.00 stated value, 50,000,000 shares
           authorized, 17,479,025 and 17,535,555 shares issued and
           outstanding at January 1, 2000 and September 30, 2000,
           respectively ..................................................     17,479          17,536
     Preferred stock, no par value, 10,000,000 shares authorized
           none issued and outstanding ...................................       --              --
     Additional paid-in capital ..........................................      4,764           4,463
     Unearned compensation ...............................................     (1,061)           (386)
     Retained earnings (deficit) .........................................   (131,737)       (147,812)
                                                                            ---------       ---------
     Accumulated other comprehensive income ..............................     (1,990)         (2,899)
          Total stockholders' equity (deficiency) ........................   (112,545)       (129,098)
                                                                            ---------       ---------
                                                                            $ 152,363       $ 126,719
                                                                            =========       =========

     See accompanying notes to condensed consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      -------------------------------------    -------------------------------------
                                                      OCTOBER 2, 1999    SEPTEMBER 30, 2000    OCTOBER 2, 1999   SEPTEMBER 30, 2000
                                                      ---------------    ------------------    ---------------   ------------------
Net revenue.......................................       $61,651            $53,552              $ 190,969          $ 162,471
Cost of sales.....................................        46,815             42,857                142,340            127,983
                                                          ------             ------                -------            -------
Gross profit......................................        14,836             10,695                 48,629             34,488
Selling, general and administrative expenses......        20,598             13,933                 60,963             43,026
Royalty income....................................         5,251              4,040                 15,033             12,258
Restructuring and other unusual charges (credits)            ---                ---                    543               (387)
                                                          ------             ------                -------            -------
Earnings (loss)  from operations..................          (511)               802                  2,156              4,107
Interest expense, net.............................         5,683              5,060                 16,205             16,041
Other expense, net................................         1,321              1,370                    419              2,105
                                                          ------             ------                -------            -------
Loss before income tax ...........................        (7,515)            (5,628)               (14,468)           (14,039)
Income tax expense ...............................         1,061                670                  2,927              2,036
                                                          ------             ------                -------            -------
Net loss..........................................       $(8,576)           $(6,298)             $ (17,395)         $ (16,075)
                                                         =======            =======              =========          =========

Net basic and diluted loss per share (Note 2).....       $ (0.49)           $ (0.36)              $  (1.00)          $  (0.92)
                                                         =======            =======               ========           ========
Weighted average number of common shares
outstanding (Note 2)..............................        17,451             17,521                 17,392             17,509
                                                          ======             ======                 ======             ======

     See accompanying notes to condensed consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                    ---------------    ------------------
                                                                    OCTOBER 2, 1999    SEPTEMBER 30, 2000
                                                                    ---------------    ------------------

Cash flows from operating activities:
  Net loss ..........................................................  $(17,395)            $(16,075)
  Adjustments to reconcile net loss to net cash required for operating activities:
        Depreciation of property, plant and equipment ...............     3,410                3,355
        Amortization of intangible assets ...........................       150                 --
        Amortization of current assets in excess of reorganization
          value .....................................................    (1,558)              (1,558)
        Amortization of note discount/warrants ......................       466                  420
        Amortization of deferred compensation .......................       423                  381

  Changes in assets and liabilities:
        Receivables .................................................    10,227                4,577
        Inventories .................................................    (1,187)              16,104
        Prepaid expenses and other current assets ...................     1,386                  848
        Accounts payable and accrued expenses .......................    (2,546)                (721)
        Income taxes payable ........................................       726                  123
        Other long-term assets and liabilities ......................       304                 (619)
                                                                       --------             --------
            Net cash provided by (required for) operating
              activities ............................................    (5,594)               6,835
                                                                       --------             --------
Cash flows from investing activities:
  Additions to property, plant and equipment ........................    (2,010)                 (47)
                                                                       --------             --------
            Net cash (used) by investing activities .................    (2,010)                 (47)
                                                                       --------             --------

Cash flows from financing activities:
  Net proceeds from exercise of warrants ............................       268                 --
  Net proceeds from sale of common stock (Note 7) ...................       151                   50
  Net proceeds from (payment of) short-term debt ....................    (2,377)                (432)
  Net proceeds from (payment of) credit facility ....................     7,996               (6,664)
                                                                       --------             --------
            Net cash provided (used) by financing activities ........     6,038               (7,046)
Net (decrease) in cash and cash equivalents .........................    (1,566)                (258)
Cash and cash equivalents at beginning of period ....................     3,274                2,305
                                                                       --------             --------
Cash and cash equivalents at end of period ..........................  $  1,708             $  2,047
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

                         CONVERSE INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. This interim financial information and notes thereto should be read in conjunction with the Company's annual report on Form 10-K for the year ended January 1, 2000. The Company's consolidated results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any other interim period or the entire fiscal year. In the prior year financial statements and related notes certain amounts have been reclassified to conform with the Fiscal 2000 presentation.

2.   NET EARNINGS (LOSS) PER COMMON SHARE

     Net earnings (loss) per common share is computed based on the weighted average number of common shares and common equivalent shares, if dilutive, assumed outstanding for the applicable period.

3.   INVENTORIES

     Inventories are summarized as follows:

                                                 JANUARY 1, 2000        SEPTEMBER 30, 2000
                                                 ---------------        ------------------
         Retail merchandise.....................    $ 6,452                   $ 5,295
         Finished products......................     62,157                    49,163
         Work in process .......................      4,120                     3,358
         Raw materials..........................      3,685                     2,494
                                                    -------                   -------
                                                    $76,414                   $60,310
                                                    =======                   =======

4.   DEBT

     As more fully described in Note 9 to the Consolidated Financial Statements for the year ended January 1, 2000 included within the Company's annual report on Form 10-K, in May 1997 the Company issued $80,000 of 7% Convertible Subordinated Notes due June 1, 2004 (the "Convertible Notes"). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed into common stock of the Company, at the option of the holder, at a price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000, at redemption prices set forth therein, plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1. Proceeds from the Convertible Notes were used to repay indebtedness under the Company's then existing credit facility. As discussed further below, in September 1998 the Company repurchased and cancelled

$5,735 face amount of the Convertible Notes. As of September 30, 2000, $74,265 face amount of Convertible Notes remain outstanding. The Company did not make the interest payment due on June 1, 2000 with respect to the Convertible Notes. This interest payment remains outstanding and constitutes an Event of Default under the related indenture. On August 4, 2000, the trustee under the indenture for the Convertible Notes sent Converse a letter stating that holders of more than twenty-five percent (25%) of the Convertible Notes had directed it to declare the full amount of principal and interest under the Convertible Notes to be due and payable. Accordingly, the entire principal amount of the Convertible Notes is now due.

     Simultaneously with the issuance of the Convertible Notes in May 1997, the Company entered into a new $150,000 secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the then existing credit facility. In July 1997 BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). The credit commitment was subsequently reduced by the Company to $120,000 in September 1998, to $90,000 in November 1999 and to $80,000 in October 2000. The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. accounts receivable and inventory. The aggregate letters of credit, foreign exchange contracts and banker acceptances may not exceed $40,000 at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

     The Credit Facility, as amended, has an expiration date of December 31, 2001. However, the total revolving loans and banker acceptances outstanding under the Credit Facility of $64,887 are classified as current due to the Events of Default as more fully described below and due to the Company's lockbox arrangement (whereby payments made by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks. This classification is required by Emerging Issues Task Force Issue No. 95-22, "Balance Sheet Classification of Borrowings Outstanding under a Revolving Credit Agreement that Includes both a Subjective Acceleration Clause and a Lockbox Arrangement".

     In May 1999, the Company's Credit Facility was amended to allow for $6,000 of additional borrowing base through July 31, 1999. Subsequent amendments to the Credit Facility extended this additional borrowing base from July 31, 1999 through July 31, 2000. As of August 1, 2000, the $6,000 of additional borrowing base has expired and is no longer in effect.

     Obligations under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. At September 30, 2000 the Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Credit Facility and such failure to comply constitutes an Event of Default under the Credit Facility. Also, the default in payment of interest due with respect to the Convertible Notes (see above) and the default in the payment of principal and interest due with respect to the 15% Senior Secured Notes (see below) constitute Events of Default under the Credit Facility. In

October 2000 the Company entered into an agreement (the "Forbearance Agreement") with the Banks whereby the Banks agreed to forbear the exercise of rights and remedies under the Credit Facility in respect of these defaults until the earlier of January 31, 2001, the date that the required lenders (as defined in the Credit Facility) notify the agent that the Facility has been terminated or such other date as certain defaults or other events specified in the Forbearance Agreement occur. In November 2000, the Company paid a fee of $200 with respect to the implementation of the Forbearance Agreement.

     As of September 30, 2000 the Company's borrowing base was $73,704. Utilization under the Credit Facility amounted to $68,112 consisting of revolving loans of $51,191, banker acceptances of $13,696 and outstanding letters of credit of $3,225. Accordingly, $5,592 of the maximum available borrowing base remained unutilized as of September 30, 2000. Under the terms of the Third Supplement to Note Purchase Agreements (the "Third Supplement") executed in June 2000 (see Secured Notes below), the Company may not borrow amounts as revolving loans under the Credit Facility if such amounts would exceed the maximum permitted amount available to borrow less $5,750. With the expiration of the $6,000 additional borrowing base as of August 1, 2000 (see above), the Company has failed to maintain availability under the Credit Facility in excess of the $5,750 required by the Third Supplement and such failure is a continuing default under the Secured Notes.

     Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one percent (1.00%) per annum or at the Adjusted LIBOR Rate (as defined therein) plus a margin of three percent (3.00%) per annum. At September 30, 2000, revolving loans outstanding under the Credit Facility bore interest of 9.73% based upon the weighted average of the Prime Lending Rate and Adjusted LIBOR Rate.

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

     The Secured Notes require compliance with customary affirmative and negative covenants, including certain financial covenants, substantially the same as the requirements contained in the Credit Facility. The Company defaulted on the payment of principal and interest due in September 2000 with respect to the Secured Notes. The Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Secured Notes agreement for the nine month period ending September 30, 2000 and such failure to comply constitutes an Event of Default under the Secured Notes. Also, the default in payment of interest due with respect to the Convertible Notes (described above) constitutes an Event of Default under the Secured Notes. In October 2000 the Company and the holders of the Secured Notes executed the Fourth Supplement to Note Purchase Agreements and Standstill Agreement (the "Fourth Supplement") whereby the holders of the Secured Notes agreed to forbear from exercising remedies under the Secured Notes until the earlier of January 31, 2001 or such other date as certain defaults or other events specified in the Fourth Supplement occur. As a condition to the effectiveness of the Fourth Supplement, the Company paid $1,468 of interest due under the Secured Notes through October 31, 2000 and a supplement fee of $72.

     Subsidiaries of the Company maintain asset-based financing arrangements in certain European countries, principally with NMB-Heller, N.V. In general, these financing arrangements allow for borrowings based upon eligible accounts receivable and inventory at varying advance rates and varying interest rates. As of September 30, 2000, total short-term borrowings outstanding under these financing arrangements totaled $1,519. These obligations are secured by first priority liens on the respective European assets being financed. In addition, Converse Inc. provided guarantees with respect to the outstanding borrowings for certain of the financing arrangements.

     During the first nine months of 2000, the Company wrote-off deferred financing costs and other recapitalization transactions of $2,151 related to potential financing transactions which were not completed and a commitment to provide financing had expired. These charges have been included within other expense in the accompanying condensed consolidated statement of operations.

     In September 2000 the Company announced that previously disclosed negotiations with Euro American Investment Corporation, a private investment concern, with respect to a potential financing transaction had terminated. The Company is not in a position to pay its indebtedness and other obligations without new financing and restructuring and in this connection is continuing to explore a number of alternatives during the period afforded the Company under the Forbearance Agreement with the Banks and the Fourth Supplement with the holders of the Secured Notes.

5.   RESTRUCTURING AND OTHER UNUSUAL CHARGES

     As more fully described in Note 4 to the Consolidated Financial Statements for the year ended January 1, 2000 included within the Company's annual report on Form 10-K, the Company recorded restructuring and other unusual charges of $9.4 million in 1999 related primarily to initiatives aimed at reducing future operating costs. Principal costs included in the charge were: (i) costs for employee severance and related benefits for the termination of 49 corporate employees; (ii) costs related to the closing of five unprofitable retail stores;
(iii) lease termination costs related to the R&D facility; (iv) termination costs related to endorser contracts; and (v) costs of converting wholly-owned subsidiaries with foreign operations into licensee/distributor arrangements. The following table summarizes the related reserves remaining at September 30, 2000:

                                                    JANUARY 1, 2000      CHANGE IN        CHARGES/     SEPT. 30, 2000
                                                        BALANCE         PROVISIONS       WRITE-OFFS        BALANCE
                                                    ---------------     ----------       ----------    --------------
Corporate Employee Severance & Related Costs......      $ 1,135          $ (285)         $  850          $  ---
Retail Store Closings.............................          728             ---             551             177
R&D Building Lease Termination Costs..............          136            (136)            ---             ---
Contract Termination Costs........................        1,667            (242)            284           1,141
Conversion of Subsidiaries into Licensees.........        4,007             276           1,605           2,678
                                                        -------          ------          ------          ------
                                                        $ 7,673          $ (387)         $3,290          $3,996
                                                        =======          ======          ======          ======

     During the first nine months of 2000, the Company charged $3,290 of costs against the reserves for restructuring and other unusual charges. These charges include $850 for employee severance related to the termination of corporate employees, lease termination costs of $368 and writedown of fixed assets of $183 related to the closing of five unprofitable retail stores and costs of $1,605 related to the sale and conversion of wholly-owned foreign subsidiaries in Canada, Mexico, Italy, Benelux and France. Due to attrition, the Company incurred less than anticipated corporate severance costs and reversed restructuring costs of $285. The Company also had lower than the anticipated restructuring charges related to the R&D building lease termination costs and contract termination costs resulting in the reversal of restructuring costs of $136 and $242, respectively. The Company recorded an additional restructuring charge of $276 related to the write-off of the cumulative translation adjustment for its Benelux subsidiary. The remaining costs, as well as additional cumulative translation adjustment charges and employee severance costs relating to the sale and conversion of the wholly-owned foreign subsidiaries into licensee/distributor arrangements, are expected to be incurred in the fourth quarter of 2000. At September 30, 2000, $3,996 of the charges recorded remain in current liabilities on the balance sheet.

     On November 1, 2000, Converse entered into a long-term agreement with a third party company to convert its wholly-owned subsidiary into a licensee for the exclusive distribution and license rights for Converse footwear and apparel in the United Kingdom and Ireland. This agreement becomes effective January 1, 2001 and will have the impact of reducing the Company's future global order backlog, net revenue and expenses, while increasing royalty income. The employee severance costs and cumulative translation adjustment charges related to this transaction will be incurred in the fourth quarter of 2000.

     In October of 2000, the Company restructured its research and development, marketing and distribution organizations, which resulted in the termination of 28 employees. As a result, the Company will record a charge in the fourth quarter of 2000 of approximately $500 for employee severance and related benefits.

6.    COMPREHENSIVE INCOME

     For the three months ended October 2, 1999 and September 30, 2000, comprehensive income (loss) items included in stockholders' equity consisted of cumulative translation adjustments of $277 and $(645), respectively. Total comprehensive income (loss) for the third quarter of 1999 was $(8,299) compared to $(6,943) for the third quarter of 2000.

     For the nine months ended October 2, 1999 and September 30, 2000, comprehensive income (loss) items included in stockholders' equity consisted of cumulative translation adjustments of $(832) and $(909), respectively. Total comprehensive income (loss) for the first nine months of 1999 was $(18,227) compared to $(16,984) for the first nine months of 2000.

7.   EMPLOYEE STOCK PLANS

     During the first nine months of 2000, 135,000 shares of restricted stock were cancelled due to employee terminations resulting in the reversal of paid in capital and unearned compensation of $294. All restricted stock grants are subject to restrictions as to continuous employment. The restricted stock vests 100% on the third anniversary of the grant date. As there is no exercise payment associated with the restricted stock awards, the cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the three year vesting period.

     In February 2000 and August 2000, 34,836 and 21,694 shares of common stock respectively, were issued under the Company's Employee Stock Purchase Plan. Proceeds of $50 were recorded in conjunction with these purchases.

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

                                                          EUROPE,                   AMERICAS
                                                       MIDDLE EAST,                (EXCLUDING
                                         UNITED STATES    AFRICA    ASIA PACIFIC  UNITED STATES) ELIMINATIONS CONSOLIDATED
                                         -------------    ------    ------------  -------------- ------------ ------------

NINE MONTHS ENDING SEPTEMBER 30, 2000:
Net revenue to customer ................  $ 115,057      $ 29,545      $14,814     $ 3,055        $   --        $ 162,471
Intersegment net sales .................     11,423          --           --          --           (11,423)          --
Segment pretax profit (loss) ...........     (9,355)       (6,266)       1,450         132            --          (14,039)

Segment total assets at September 30,
2000 ...................................  $ 112,251      $ 10,920      $ 2,657     $   891            --        $ 126,719

NINE MONTHS ENDING OCTOBER 2, 1999:
Net sales to customer ..................  $ 105,792      $ 51,655      $27,511     $ 6,011        $   --        $ 190,969
Intersegment net sales .................     20,682          --           --          --           (20,682)          --
Segment pretax profit (loss) ...........    (18,411)         (629)       5,978      (1,406)           --          (14,468)

Segment total assets at January 1, 2000.  $ 127,670      $ 19,466      $ 3,839     $ 1,388            --        $ 152.363


THREE MONTHS ENDING SEPTEMBER 30,2000:
Net sales to customer ..................  $  41,179      $  7,060      $ 3,845     $ 1,468        $   --        $  53,552
Intersegment net sales .................      2,504          --           --          --            (2,504)          --
Segment pretax profit (loss) ...........     (2,531)       (3,926)         856         (27)           --           (5,628)

THREE MONTHS ENDING OCTOBER 2, 1999:
Net sales to customer ..................  $  36,750      $ 15,972      $ 7,813     $ 1,116        $   --        $   61,651
Intersegment net sales .................      5,794          --           --          --            (5,794)          --
Segment pretax profit (loss) ...........     (8,829)         (400)       2,171        (457)           --           (7,515)

ITEM 2.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

               COMPARISON OF THREE MONTHS ENDED OCTOBER 2, 1999 TO
                      THREE MONTHS ENDED SEPTEMBER 30, 2000

     The following table sets forth certain items relating to the Company's operating results as a percentage of net revenue for the three months ended October 2, 1999 ("Third Quarter 1999") and for the three months ended September 30, 2000 ("Third Quarter 2000").

                                                                 THREE MONTHS ENDED
                                               -----------------------------------------------------------
                                                OCTOBER 2, 1999      %         SEPTEMBER 30, 2000     %
                                               ----------------     ---        ------------------    ---
 Net revenue ................................      $61,651          100.0          $ 53,552         100.0
 Gross profit................................       14,836           24.1            10,695          20.0
 Selling, general and administrative
   expenses .................................       20,598           33.4            13,933          26.0
 Royalty income .............................        5,251            8.5             4,040           7.5
 Earnings (loss) from operations ............         (511)          (0.8)              802           1.5
 Interest expense, net ......................        5,683            9.2             5,060           9.4
 Other expense, net..........................        1,321            2.1             1,370           2.6
 Loss before income tax .....................       (7,515)         (12.2)           (5,628)        (10.5)
 Income tax expense..........................        1,061            1.7               670           1.3
 Net loss ...................................       (8,576)         (13.9)           (6,298)        (11.8)
 Net basic and diluted loss
   per share.................................      $ (0.49)           ---           $ (0.36)          ---

NET REVENUE

     Net revenue for Third Quarter 2000 decreased to $53.6 million from $61.7 million for Third Quarter 1999, a 13.1% decline. The $8.1 million reduction in net revenue was attributable to decreases of 28.4%, 29.5%, 54.7% and 36.4% in the categories of performance, athletic originals, children's and action sports, respectively, as compared to Third Quarter 1999. These reductions were partially offset by additional net revenue of $11.2 million in the Company's lifestyle category.

     Net revenue in the United States increased 12.0% to $41.2 million for Third Quarter 2000 from $36.8 million for Third Quarter 1999. Net revenue decreased 50.2% internationally to $12.4 million for Third Quarter 2000 from $24.9 million for Third Quarter 1999. The conversion of wholly-owned subsidiaries with foreign operations into licensing arrangements accounted for $4.6 million of the total reduction of $12.5 million in international net revenue.

     For the second consecutive quarter, net revenue from the United States region reflected an increase in net revenue versus the prior year quarters. The Company believes this positive trend is primarily attributable to the improving athletic footwear market as well as the efforts the Company has made to broaden its product offerings with the introduction during 1999 of the lifestyles category.

     The net revenue decline in the E.M.E.A. region was partly attributable to the conversion of the Company's wholly-owned subsidiaries operating in Italy and Benelux to third-party licensing entities, revenues from which are now recorded as royalty income rather than net revenue. The revenue decline in the Pacific region was primarily attributable to the softening of demand for the traditionally strong athletic originals product offerings in that region.

GROSS PROFIT

     Gross profit decreased to $10.7 million for Third Quarter 2000 from $14.8 million for Third Quarter 1999, a 27.7% reduction. The decline in gross profit of $4.1 million was due to the lower volume of shipments as well as a charge to increase the lower of cost or market inventory reserve as a result of strategic pricing as well as a charge to increase distribution decisions made by management during the Third Quarter 2000. As a percentage of net revenue, gross profit decreased to 20.0% in Third Quarter 2000 compared to 24.1% for the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses decreased $6.7 million to $13.9 million for Third Quarter 2000 from $20.6 million for Third Quarter 1999, a 32.5% decrease. This reduction was mainly attributable to decreased spending in global selling, marketing, advertising and promotion activities, as well as corporate staff reductions and expense reductions associated with converting wholly-owned subsidiaries with foreign operations into licensee arrangements. As a percentage of net revenue, selling, general and administrative expenses decreased to 26.0% for Third Quarter 2000 from 33.4% for the prior year period.

ROYALTY INCOME

     Royalty income decreased 24.5% to $4.0 million for Third Quarter 2000 from $5.3 million for Third Quarter 1999. International royalty income, which represented 76.6% of the Company's total royalty income in Third Quarter 2000, decreased 34.5%. This reduction was primarily attributable to the elimination of Japanese non-footwear trademark licensee agreements, which were sold in November 1999 (see below). As a percentage of net revenue, royalty income decreased to 7.5% for Third Quarter 2000 as compared to 8.5% in the prior year period.

     On November 29, 1999, the Company completed the sale of all its non-footwear trademarks in Japan and the assignment of its Japanese non-footwear trademark license agreements to Itochu Corporation for $25.0 million cash. The licensees of these trademarks generated royalty income of $1.1 million in Third Quarter 1999. Royalty income adjusted to eliminate the Japanese non-footwear trademarks was $4.2 million in Third Quarter 1999 versus $4.0 million in Third Quarter 2000.

EARNINGS (LOSS) FROM OPERATIONS

     The Company recorded earnings from operations in Third Quarter 2000 of $0.8 million compared to a loss from operations of $0.5 million in Third Quarter 1999. This change was primarily due to the factors discussed above.

INTEREST EXPENSE

     Interest expense for Third Quarter 2000 decreased to $5.1 million from $5.7 million for Third Quarter 1999 due to a reduction in the level of debt partially offset by increased interest rates.

OTHER EXPENSE

     Other expense for Third Quarter 2000 was $1.4 million compared to $1.3 million for Third Quarter 1999. During Third Quarter 2000, the Company wrote off deferred financing fees and other recapitalization transactions of $1.4 million associated with financing transactions which were not completed and the commitment to provide financing had expired. Other expense for Third Quarter 1999 was mainly comprised of a one time legal settlement of $1.0 million.

INCOME TAX EXPENSE

     Income tax expense for Third Quarter 2000 was $0.7 million compared to $1.1 million for Third Quarter 1999. The Company continued to fully reserve the income tax benefit of the quarterly loss by recording an additional valuation allowance of $2.2 million in Third Quarter 2000 and $3.2 million in Third Quarter 1999.

NET LOSS

     The Company recorded a net loss of $6.3 million for Third Quarter 2000 compared to a net loss of $8.6 million for Third Quarter 1999. The net loss for Third Quarter 2000 and Third Quarter 1999 included a charge of $2.2 million and $3.2 million, respectively to increase the deferred tax valuation reserve. Excluding this non-operating charge, the net loss was $4.1 million for Third Quarter 2000 and $5.4 million for Third Quarter 1999.

NET LOSS PER SHARE

     Net loss per share for Third Quarter 2000 was $0.36 compared to net loss per share of $0.49 for Third Quarter 1999. The net loss per share for Third Quarter 2000 and Third Quarter 1999 included a charge of $0.13 per share and $0.18 per share, respectively, to increase the deferred tax valuation reserve. Excluding this non-operating charge, the net loss per share for Third Quarter 2000 was $0.23 compared to net loss per share of $0.31 for Third Quarter 1999.

COMPARISON OF NINE MONTHS ENDED OCTOBER 2, 1999 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     The following table sets forth certain items relating to the Company's operating results as a percentage of net revenue for the nine months ended October 2, 1999 ("Nine Months 1999") and for the nine months ended September 30, 2000 ("Nine Months 2000").

                                                                      NINE MONTHS ENDED
                                                  ------------------------------------------------------------
                                                  OCTOBER 2, 1999        %         SEPTEMBER 30, 2000      %
                                                  ---------------       ---        ------------------     ---
 Net revenue ................................       $190,969           100.0           $162,471          100.0
 Gross profit................................         48,629            25.5             34,488           21.2
 Selling, general and administrative
   expenses .................................         60,963            31.9             43,026           26.5
 Royalty income .............................         15,033             7.9             12,258            7.5
 Restructuring and other unusual
   charges...................................            543             0.3               (387)          (0.2)
 Earnings from operations ...................          2,156             1.1              4,107            2.5
 Interest expense, net ......................         16,205             8.5             16,041            9.9
 Other expense ..............................            419             0.2              2,105            1.3
 Loss before income tax .....................        (14,468)           (7.6)           (14,039)          (8.6)
 Income tax expense..........................          2,927             1.5              2,036            1.3
 Net loss....................................      $ (17,395)           (9.1)          $(16,075)          (9.9)
 Net basic and diluted loss
   per share.................................      $   (1.00)            ---           $  (0.92)           ---

NET REVENUE

     Net revenue for Nine Months 2000 decreased 14.9% to $162.5 million from $191.0 million for Nine Months 1999. Compared to the prior year period, the $28.5 million reduction in net revenue was attributable to decreases of 32.5%, 25.6%, 44.9% and 12.5% in the categories of performance, athletic originals, children's, and action sports, respectively. These reductions were partially offset by additional net revenue of $27.4 million in the Company's lifestyle category which was introduced during 1999.

     Net revenue in the United States increased 8.8% to $115.1 million for Nine Months 2000 from $105.8 million for Nine Months 1999. Net revenue decreased 44.4% internationally to $47.4 million for Nine Months 2000 from $85.2 million for Nine Months 1999. The conversion of wholly-owned subsidiaries with foreign operations into licensing arrangements accounted for $14.6 million of the total reduction of $37.8 million in international net revenue.

     The downward trend in net revenue in the United States region that has impacted the Company over the past two years turned positive for Nine Months 2000 primarily impacted by additional net revenue in the lifestyle category. The decline in the E.M.E.A. and Latin America regions was partly attributable to the conversion of the Company's wholly-owned subsidiaries operating in Italy, Benelux and Mexico to third-party licensing entities, revenues from which are now recorded as royalty income rather than net revenue. The revenue decline in the Pacific region was primarily attributable to the softening of demand for the traditionally strong athletic originals product offerings in that region.

GROSS PROFIT

     Gross profit decreased to $34.5 million for Nine Months 2000 from $48.6 million for Nine Months 1999, a 29.0% reduction. The decline of $14.1 million was due to the lower volume of shipments as well as decreased manufacturing utilization and the Company's efforts to keep inventory levels down through the sale of excess inventory at reduced prices. As a percentage of net revenue, gross profit decreased to 21.2% for Nine Months 2000 compared to 25.5% for the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses decreased $18.0 million to $43.0 million for Nine Months 2000 from $61.0 million for Nine Months 1999, a 29.5% decrease. This reduction was mainly attributable to decreased spending in global selling, marketing, advertising, and promotion activities, as well as corporate staff reductions and expense reductions associated with converting wholly-owned subsidiaries with foreign operations into licensee arrangements. As a percentage of net revenue, selling, general and administrative expenses decreased to 26.5% for Nine Months 2000 from 31.9% for the prior year period.

ROYALTY INCOME

     Royalty income decreased 18.0% to $12.3 million for Nine Months 2000 from $15.0 million for Nine Months 1999. International royalty income, which represented 78.1% of the Company's total royalty income for Nine Months 2000, decreased 25.0%. This reduction was primarily attributable to the elimination of Japanese non-footwear trademark licensee agreements which were sold in November 1999, (see below). This reduction was partially offset by an increase of 48.5% in the E.M.E.A. region. As a percentage of net revenue, royalty income decreased to 7.5% in the First Half 2000 compared to 7.9% in the prior year period.

     On November 29, 1999, the Company completed the sale of all of its non-footwear trademarks in Japan and the assignment of its Japanese non-footwear trademark license agreements to Itochu Corporation for $25.0 million cash. The licensees of these trademarks generated royalty income of $3.3 million for Nine Months 1999. Royalty income adjusted to eliminate the Japanese non-footwear trademarks was $11.7 million for Nine Months 1999 versus $12.3 million for Nine Months 2000.

RESTRUCTURING AND OTHER UNUSUAL CHARGES

     During Nine Months 2000, the Company recorded a net credit of $0.4 million based upon lower than anticipated restructuring and other unusual costs which consisted of credits of $0.3 million, $0.1 million and $0.3 million related to corporate employee severance costs, R&D building lease termination costs and contract termination costs, respectively, offset by a charge of $0.3 million of cumulative translation adjustment charges related to the conversion of the Company's foreign subsidiary in Benelux. During Nine Months 1999, the Company recorded a charge totaling $0.5 million related to the conversion of our Canada operation from a Company owned subsidiary (direct operating unit) to a third party licensee/distributor arrangement.

EARNINGS FROM OPERATIONS

     The Company recorded earnings from operations for Nine Months 2000 of $4.1 million compared to $2.2 million for Nine Months 1999. This change was primarily due to the factors discussed above.

INTEREST EXPENSE

     Interest expense for Nine Months 2000 decreased to $16.0 million from $16.2 million for Nine Months 1999.

OTHER (INCOME) EXPENSE

     Other expense for Nine Months 2000 was $2.1 million primarily from writing off deferred financing fees and other recapitalization transactions associated with financing transactions which were not completed and the commitment to provide financing has expired. Other expense for Nine Months 1999 of $0.4 million was primarily comprised of a one time legal settlement of $1.0 million partially offset by gains realized from foreign exchange contracts and put options.

INCOME TAX EXPENSE

     Income tax expense for Nine Months 2000 was $2.0 million compared to $2.9 million for Nine Months 1999. The Company fully reserved the income tax benefit for the nine months losses by recording an additional valuation allowance of $6.4 million for Nine Months 2000 and $7.0 million for Nine Months 1999.

NET LOSS

     The Company recorded a net loss of $16.1 million for Nine Months 2000 compared to net loss of $17.4 million for Nine Months 1999. The net loss for Nine Months 2000 and Nine Months 1999 included a charge of $6.4 million and $7.0 million, respectively, to increase the deferred tax valuation reserve. Excluding this non-operating charge, the net loss was $9.7 million for Nine Months 2000 and $10.4 million for Nine Months 1999.

NET LOSS PER SHARE

Net loss per share for Nine Months 2000 was $0.92 compared to net loss per share of $1.00 for Nine Months 1999. The net loss per share for Nine Months 2000 and Nine Months 1999 included a charge of $0.37 per share and $0.40 per share, respectively, to increase the deferred tax valuation reserve. Excluding this non-operating charge, the net loss per share for Nine Months 2000 was $0.55 compared to net loss per share of $0.60 for Nine Months 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, the Company's working capital (net of cash) position decreased $88.3 million to a deficit of $133.0 million from a deficit of $44.7 million at January 1, 2000. The principal reason for the decrease was the reclassification of the Convertible Notes in the principal amount of $74.3 million from long-term debt to current liabilities. The Company did not make the interest payment due on June 1, 2000 with respect to the Convertible Notes and such non-payment constitutes an Event of Default under the related indenture. In August 2000, the trustee for the holders of the Convertible Notes notified the Company in writing that at least twenty-five percent (25%) of the holders had directed the trustee to declare the full amount of principal and interest on the Convertible Notes to be immediately due and payable. Accordingly, the entire principal amount of the Convertible Notes is now due.

     Total borrowings under the Company's Credit Facility decreased $6.7 million to $64.9 million on September 30, 2000 versus $71.6 million at January 1, 2000 and short term debt decreased $0.5 million to $1.5 million at September 30, 2000 versus $2.0 million at January 1, 2000.

     Net cash provided by operating activities for Nine Months 2000 was $6.8 million compared to net cash required for operating activities of $5.6 million for Nine Months 1999. Net cash provided by operating activities for Nine Months 2000 was primarily the result of a reduction in working capital requirements partially offset by the net loss. Cash required for operating activities for Nine Months 1999 was used primarily to fund a net loss offset by a reduction in working capital requirements. Net cash used by investing activities was nil for Nine Months 2000 versus $2.0 million for Nine Months 1999 for additions to property, plant and equipment. Net cash used by financing activities of $7.0 million for Nine Months 2000 consisted of a net reduction in the Company's asset-based borrowing facilities. Net cash provided by financing activities for Nine Months 1999 of $6.0 million was derived primarily from net proceeds of the Company's asset-based borrowing facilities.

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

     At September 30, 2000, the Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Credit Facility and in the Secured Notes agreement and such failure to comply constitutes an Event of Default under the Credit Facility and the Secured Notes. The default in payment of interest due with respect to the Convertible Notes also constitutes an Event of Default under the Credit Facility and the Secured Notes, and the default in the payment of principal and interest due with respect to the Secured Notes constitutes an Event of Default under the Credit Facility. As discussed in
Note 4 to the Company's Condensed Consolidated Financial Statements, in October 2000 the Company entered into the Forbearance Agreement with the Banks pertaining to the Credit Facility and a Fourth Supplement to Note Purchase Agreements and Standstill Agreement with the holders of the Secured Notes. As a result of these agreements, the Company is currently the beneficiary of a forbearance period granted by its secured lenders that ends on January 31, 2001, subject to earlier termination in certain events. The Company does not expect to be in a position to pay its indebtedness and other obligations without new financing and restructuring and in this connection is continuing to explore a number of alternatives during the forbearance period.

BACKLOG

     At the end of Third Quarter 2000, the Company's global order backlog was $88.1 million, compared to $85.5 million at the end of Third Quarter 1999, an increase of 3.0%. The U.S. order backlog increased from $55.0 million at October 2, 1999 to $56.9 million at September 30, 2000, or 3.5%. The international order backlog increased from $30.5 million at October 2, 1999 to $31.2 million at September 30, 2000, or 2.3%. The 1999 backlog figure has been adjusted to eliminate the Company's backlog in Canada, Italy and Benelux, where the Company's subsidiaries have been converted to licensee/distributor arrangements. The backlog in the athletic originals and lifestyle categories increased 14.8% and 200.0%, respectively, offset by declines of 47.4% in the performance category and 36.2% in the children's category. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products. The Company continues to convert its international wholly-owned operating units to new licensee arrangements which, based on the results of conversions already completed, will reduce the Company's global backlog and lower future new revenue, while increasing royalty income. Accordingly, a comparison of the actual backlog as of two different dates is not necessarily meaningful.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     At September 30, 2000, the carrying value of the Company's debt totaled $169.3 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

     At September 30, 2000, the Company had fixed rate debt of $102.9 million and variable rate debt of $66.4 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point decrease in interest rates would increase the unrealized fair market value of fixed rate debt by approximately $2.5 million. Based on the amounts of variable rate debt outstanding at September 30, 2000, the earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be approximately $0.7 million, holding other variables constant.

Foreign Currency Risk

     Converse sells its products in a number of countries throughout the world and, as a result, is exposed to movements on foreign currency exchange rates. Although Converse has some of its products manufactured outside of the United States on a per order basis, these purchases are made in U.S. dollars. The major foreign currency exposures involve the markets in Western Europe, Japan and Australia. In order to protect against the volatility associated with earnings currency translations of foreign subsidiaries and royalty income from sources outside the United States, the Company may, from time to time, utilize forward foreign exchange contracts and/or foreign currency options with durations generally from three to twelve months. As of September 30, 2000, the Company had no outstanding foreign exchange forward contracts.

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

Item 2.      Changes in Securities.

                      Not Applicable

Item 3.      Defaults Upon Senior Securities.

                      As described in Note 4 of the Notes to Condensed
             Consolidated Financial Statements under Part I, Item 1, of this report, there are a number of defaults under the Company's senior secured Credit Facility and Secured Notes, and the entire principal of and accrued interest on the Company's subordinated unsecured Convertible Notes have been declared due and payable by the trustee as a result of default in payment of interest that was payable on June 1, 2000. The outstanding principal amount of all such indebtedness at September 30, 2000 was approximately $168 million. To address the defaults under the Credit Facility, the Company entered into a Forbearance Agreement, dated as of October 27, 2000, with the lenders and the agent. To address defaults under the Secured Notes, the Company has entered into a Fourth
             Supplement to Note Purchase Agreements and Standstill Agreement, dated as of October 27, 2000, with the holders of the Secured Notes. The forbearance periods under these agreements will continue until January 31, 2001 unless terminated earlier upon the occurrence of certain events, as described therein.

Item 4.      Submission of Matters to a Vote of Security-Holders.

                      Not Applicable.

Item 5.      Other Information.

                      See Item 3 above.

Item 6.      Exhibits and Reports on Form 8-K

             (a) Exhibits.  The following exhibits are contained in this report:

                 10.1 Forbearance Agreement between the Company, the lenders under the Company's Credit Agreement and the agent

                 10.2     Thirteenth Amendment to Credit Agreement

                 10.3 Fourth Supplement to Note Purchase Agreements and Standstill Agreement

                 27       Financial Data Schedule

             (b) Reports on Form 8-K.

                 There were no reports on Form 8-K filed during the quarter ended September 30, 2000.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14, 2000                  Converse Inc.

                                            By: /s/ James E. Lawlor
                                                -------------------------------
                                                James E. Lawlor
                                                Senior Vice President and
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.     Description
-----------     -----------

10.1 Forbearance Agreement between the Company, the lenders under the Company's Credit Agreement and the agent

10.2            Thirteenth Amendment to Credit Agreement

10.3            Fourth Supplement to Note Purchase Agreements and Standstill
                Agreement

27              Financial Data Schedule