Form 10-K405
period 2000-12-30
CONVERSE INC
filed 2001-04-16
CIK 716934

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000.

                                      OR

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
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)
                               ONE FORDHAM ROAD
                       NORTH READING, MASSACHUSETTS 01864
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 9, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,882,786 based on the closing sales price of the registrant's common stock as reported on the Over-The-Counter Bulletin Board ("OTCBB") as of such date ($0.17).

     Indicate with a check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(D) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a Court. YES [X] NO [ ]

     As of April 9, 2001, 17,553,047 shares of the registrant's Common Stock were outstanding.

================================================================================

                                 CONVERSE INC.
                          ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                    PART I.

     Item 1.    Business....................................................   1
                   Products.................................................   1
                   Sales and Distribution..................................    3
                   Licensing Agreements.....................................   3
                   Sourcing and Manufacturing...............................   4
                   Research and Development.................................   4
                   Backlog..................................................   4
                   Competition..............................................   5
                   Trademarks and Patents...................................   5
                   Environmental Matters....................................   5
                   Employees................................................   5

     Item 2.    Properties..................................................   6
     Item 3.    Legal Proceedings...........................................   6
     Item 4.    Submission of Matters to a Vote of Security Holders.........   6

                                   PART II.

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters.........................................   6
     Item 6.    Selected Financial Data.....................................   7
     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................   8
     Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...  18
     Item 8.    Financial Statements and Supplemental Data..................  18
     Item 9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................  18

                                   PART III.
     Item 10.   Directors and Executive Officers of the Registrant..........  19
     Item 11.   Executive Compensation......................................  20
     Item 12.   Security Ownership of Certain Beneficial Owners and
                Management..................................................  24
     Item 13.   Certain Relationships and Related Transactions..............  24

                                   PART IV.
     Item 14.   Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K.................................................  25

                                   SIGNATURES

                Signatures..................................................  30

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

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
------------------

    Converse has been a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children and a global licensor of sports apparel, accessories and selected footwear. The Company, founded in 1908, began establishing its authentic footwear heritage with the introduction of its original canvas Chuck Taylor basketball shoe in 1923. Throughout its 93-year history, Converse has achieved a high level of brand name recognition due to its reputation for high performance products, quality, value and style. Through its well-known Converse All Star brand, the Company has consistently maintained its position as the American performance brand with authentic sports heritage by being among the top ten suppliers of athletic footwear in the U.S.

    On January 22, 2001, the Company voluntarily filed a petition to reorganize as a debtor in possession under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Proceedings") in the U.S. District Court for the District of Delaware (the "Bankruptcy Court"). Some of the actions that have been implemented by Management during the Bankruptcy Proceedings include the following:


    . The Company's domestic manufacturing facilities in Lumberton, NC, Mission, TX and Reynosa, Mexico were closed down effective March 31, 2001.

    . The Company reduced its general overhead expenses by terminating 28 corporate employees located at its headquarters office in North Reading, Massachusetts.

    Following a bidding process approved by the Bankruptcy Court, Converse entered in an Asset Purchase Agreement (the "APA") with Footwear Acquisition, Inc. ("Footwear Acquisition") providing for a sale of substantially all of the Company's assets, including trademarks and other intellectual property, certain contracts, accounts receivable and inventory, for a purchase price of $117.5 million. The APA was approved by the Bankruptcy Court following a hearing on April 12, 2001. The closing under the APA is scheduled to be held on April 30, 2001. The purchase price under the APA is subject to adjustment based on the level of accounts receivables and inventory of Converse as of the closing date, and a portion of the purchase price is to be deposited into escrow pursuant to the terms of the APA.

    The APA does not provide for the sale of the Company's manufacturing facilities and the equipment located therein or for the sale of certain other non-material assets of the Company. The Bankruptcy Court has approved a procedure for the sale of those assets and the Company intends to proceed with the sale of such assets. Proceeds from the sale under the APA and other sales will be applied to the payment of expenses and creditor claims under the supervision of the Bankruptcy Court.

    The Company is advised that Footwear Acquisition intends to continue the business of the Company following closing of the sale under the APA. The Company expects that some of its employees will join Footwear Acquisition after the sale.

    The APA contains a number of conditions to the obligations of the parties to complete the sale, and there can be no assurance that the sale provided for in the APA will be completed.

PRODUCTS

    In 2000, the Company concentrated its marketing, product development and sales efforts on its five categories: performance, athletic originals, children's, action sports and lifestyles.

PERFORMANCE

    Converse performance footwear offerings include models for basketball, training, and cheering activities that feature one or more proprietary performance technologies developed by the Company. The largest segment of the Company's performance footwear is basketball, which represents 85% of the performance category sales. Performance shoes are targeted toward serious athletes. To strengthen its performance business, the Company introduced a $100 basketball shoe that contains helium technology in 1999. The Company broadened its line of helium-oriented products in 2000 by introducing models in the other performance segments of training, running and action sports as well as other basketball models. The Company sells its basketball footwear at suggested retail prices ranging from $45 to $100, and its other performance shoes from $50 to $75 through an extensive network of athletic specialty, sporting goods, department and shoe stores.

ATHLETIC ORIGINALS

    Converse's athletic originals footwear line is divided into three segments: classics, men's and women's. The cornerstone of this product line is the Chuck Taylor(R) All Star(R) canvas athletic shoe. Since its introduction in 1923 as the world's first basketball shoe, the Company has sold over 574 million pairs, and management believes it to be the all-time best selling athletic shoe. Footwear in this category sells at suggested retail prices ranging from $25 to $65 in athletic specialty, sporting goods, department and shoe stores, as well as specialty apparel retailers.

CHILDREN'S

    The Company implemented a new strategy in the children's product category that includes offering colorful and imaginative footwear designed specifically for children. The Company continues to offer its traditional children's sized versions of the Company's performance, athletic originals and action sports product lines. Children's products are sold at suggested retail prices from $18 to $40 through athletic specialty, children's bootery, sporting goods and department stores.

ACTION SPORTS

    In 1998, Converse made the strategic decision to enter the action sports category, a steadily growing product category that focuses on alternative sports such as skateboarding. Action sports products offer a mix of urban, flashier, color-intensive stylings for the younger, more fashion-conscious consumer as well as technical innovations for the serious athlete. The Company has deliberately sought to keep the distribution of its action sports products more limited to maintain their appeal. Products are offered through independent skate shops and select retail customers. Most of the action sports line is priced between $60 and $90.

LIFESTYLES

    The offerings in the lifestyles product category are based on clean, athletic inspired, low-cut product styles and sell at suggested retail prices ranging from $50 to $60 per pair. The lifestyles category is specifically designed toward young, trend-setting inner city male and female consumers, 12-22 years of age, who historically have influenced the direction of the athletic footwear market. The U.S. distribution of this product has been strictly monitored within targeted urban athletic shops, as well as industry leaders in athletic specialty and sporting goods stores.

SPORTS APPAREL, ACCESSORIES AND SELECTED FOOTWEAR LICENSING (ROYALTY INCOME)

    Converse utilizes third party licensee companies who manufacture or purchase and distribute sports apparel, accessories and selected footwear to provide consumers worldwide with Converse-branded products from head-to-toe. Converse has entered into a number of separate licensing agreements permitting licensees to design and market certain products under the Converse brand name within specific markets.

SALES AND DISTRIBUTION

    In 2000, the Company's products were distributed in over 110 countries to approximately 5,500 customers, including athletic specialty, sporting goods, department and shoe stores, as well as to 23 Company-operated retail outlet stores.

UNITED STATES MARKET

    In 2000, the Company's 26-member U.S. sales force marketed Converse footwear through approximately 2,900 active retail accounts. In 2000, domestic sales represented 69% of the Company's net sales. Since 1998, the Company has refined its distribution strategy to increase its focus on key growth accounts such as athletic specialty retailers. Various select national accounts were serviced by three account executives who focus on the product and merchandising needs of these retailers.

INTERNATIONAL MARKET

    In 2000, the Company marketed its products in approximately 110 countries outside of the United States through subsidiaries, branch offices, independent distributors and licensees. Non-U.S. sales accounted for 31% of total net sales in 2000.

    As of year-end, in the key Western European markets of France, United Kingdom, Germany and Scandinavia, Converse had wholly-owned subsidiary units operating in these territories. These Converse operating units were responsible for the marketing and distribution of Converse-branded footwear, apparel and accessories to sporting goods, department and specialty stores within these countries. In 1998, the Company began a program of converting all of its wholly-owned foreign operations into licensee/distributor arrangements. In 2001, the Company completed the conversion of its remaining operating units in Western Europe.

    Sales of footwear in the Pacific region were also made through independent licensees/distributors, the largest of which is Moon-Star Chemical Corporation, the Company's exclusive distributor of footwear in Japan since 1980. Moon-Star contributes approximately 13% to the Company's total net sales worldwide.

    Five footwear licensees/distributors and four apparel licensees supply the Latin American market.

LICENSING AGREEMENTS

    Converse contracts with licensees who manufacture or purchase and distribute sports apparel, accessories and selected footwear to provide global customers with head-to-toe Converse-branded products. Converse has entered into a number of separate licensing agreements permitting the licensees to design and market selected products under the Converse brand name within specific markets.

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

    The following table details sales by Converse's licensees and the related royalty income to Converse:

                                                                   FISCAL YEAR ENDED
                                          -------------------------------------------------------------
                                          JANUARY 2, 1999       JANUARY 1, 2000       DECEMBER 30, 2000
                                          ---------------       ---------------       -----------------
                                                             (DOLLARS IN THOUSANDS)
Total sales by licensees:
    Footwear......................            $121,666               $147,588               $147,541
    Apparel and accessories.......             179,330                143,823                 94,444
                                              --------               --------               --------
Total..............................           $300,996               $291,411               $241,985
                                              ========               ========               ========
Total royalty income:
    Footwear.......................           $  9,776               $ 11,809               $ 11,032
    Apparel and accessories........             10,399                  8,657                  5,275
                                              --------               --------               --------
Total..............................           $ 20,175               $ 20,466               $ 16,307
                                              ========               ========               ========

SOURCING AND MANUFACTURING

    The majority of the Company's footwear models are sourced from various Far East manufacturers. However, nearly all of the Company's athletic originals products sold in 2000 were manufactured domestically at two facilities in the U.S. and one facility in Mexico. On March 31, 2001, the Company closed all of its domestic manufacturing facilities and transferred that production to a factory in Indonesia owned by a long-standing supplier.

SOURCING

    In 2000, approximately 67% of all converse footwear was sourced from several Far East manufacturers on a per order basis. These manufacturers produce the company's footwear according to the company's own design specifications and quality standards.

    In 2000, the Company used 21 manufacturers located in China, Taiwan, Macau and Vietnam. While one manufacturer produced approximately 43% of the Company's products sourced overseas, the Company believes any manufacturer can be replaced, if necessary, subject to short-term supply disruptions. Many of the manufacturers utilized by Converse are also used by the Company's competitors.

MANUFACTURING

    Converse was the largest manufacturer of athletic footwear in the United States, producing approximately 3.9 million pairs domestically in 2000 at a 385,000 square foot manufacturing facility in Lumberton, North Carolina, and leased manufacturing facilities in Mission, Texas (55,000 square feet) and Reynosa, Mexico (100,000 square feet). The majority of sales generated from the Company's athletic originals category were from models manufactured at the Lumberton facility, with supplemental production in Mission. Leather cutting and stitching was performed in Reynosa in order to capitalize on lower labor costs. This provided the Company with the ability to supply classic models with the "Made in the U.S.A." label which was an important consumer criterion for certain overseas markets. As stated above, manufacturing ceased at these factories on March 31, 2001.

RESEARCH AND DEVELOPMENT

    Converse has been a leading innovator of new footwear technologies. The Company spent $7.7 million, $6.2 million and $3.5 million on research and development in 1998, 1999 and 2000, respectively.

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

BACKLOG

    At the end of 2000, the Company's global backlog, after adjustments for the conversion of all of the Company's foreign subsidiaries into third party licensing entities, was $77.7 million, compared to $57.1 million at the end of 1999. The amount of backlog at a particular time is affected by a number of factors, including the scheduling of the introduction of new products and the timing of the manufacturing and shipping of the Company's products.

COMPETITION

    The athletic footwear market is highly competitive. Industry participants compete with respect to fashion, price, quality, performance and durability. Competitors in the athletic footwear industry in the United States can be broken down into several groups. Nike Inc. ("Nike"), with estimated 2000 U.S. footwear revenues exceeding just under $3.3 billion, controls over 42% of the U.S. athletic footwear market. Reebok International, Inc. ("Reebok"), with estimated 2000 U.S. footwear revenues of approximately $900 million controls just under 12% of the U.S. athletic footwear market. The adidas-Solomon AG Corporation ("adidas"), with estimated 2000 U.S. footwear revenues of approximately $840 million controls just over 10.7% of the U.S. athletic footwear market. New Balance Athletic Shoe, Inc. ("New Balance"), with estimated 2000 U.S. footwear revenues of approximately $750 million, controls over 9.6% of the U.S. athletic footwear market. Each of these companies has full lines of product offerings, competes with Converse in the Far East for manufacturing sources, distributes to more than 10,000 outlets worldwide and spends substantially more on advertising and promotion than Converse. Stride Rite Corporation and Vans each have 2000 U.S. branded athletic footwear revenues of between $200 million and $300 million. Both of these companies also compete with Converse for access to foreign manufacturing facilities. In addition to these competitors, there are companies with 2000 U.S. revenues of under $200 million, including K-Swiss, ASICS, Foot-Joy, Fila U.S.A., Inc. and Saucony, among others. Some of these companies emphasize footwear in categories such as running, tennis, golf or team sports, which were not produced by the Company in 2000. Worldwide footwear industry data is unavailable, but the largest companies globally are believed to be Nike, Reebok and adidas.

TRADEMARKS AND PATENTS

    Converse has utilized trademarks on virtually all of its footwear, licensed apparel and accessories. Converse's main trademarks are "Converse(R) All Star(R)", "Chuck Taylor(R)" and "REACT(R)" name and design and the "Converse All Star Chuck Taylor Patch" and "All Star and Design" logos.

    The Company has a variety of patents, including a number of U.S. and foreign patents and patent applications on its helium and REACT(R) technologies. The Company is not aware of any material claim of infringement or other challenges to the Company's right to use any of its trademarks, tradenames, or patents.

ENVIRONMENTAL MATTERS

    The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to the operation and removal of underground storage tanks and the storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes. The nature of the Company's manufacturing operations while discontinued, still exposes it to the risk of claims with respect to environmental matters and there can be no assurance that material costs and/or liabilities will not be incurred in connection with such claims.

EMPLOYEES

    As of December 30, 2000, Converse employed 1,510 individuals, of which 1,081 were in manufacturing, and 429 were in sales, administration, development and distribution.

ITEM 2.  PROPERTIES.
--------------------

    As of December 30, 2000, Converse owned or leased the following principal manufacturing plants, offices and warehouses:


                                       TYPE OF FACILITY
LOCATION                                 (SQUARE FEET)            FLOOR SPACE        OWNED/LEASED
--------                              ------------------          -----------        -------------

North Reading, MA.................    Headquarters                  106,800             Leased
Lumberton, NC.....................    Manufacturing Plant           386,781             Owned
Charlotte, NC.....................    Distribution Center           437,700             Leased
Reynosa, Mexico...................    Manufacturing Plant           100,948             Leased
Mission, TX.......................    Manufacturing Plant            55,552             Leased

    In addition to the above properties, the Company leased space for 22 retail stores in the U.S. and 1 retail store in the United Kingdom. The Company also leased several sales, customer service offices and distribution centers throughout the world. The Charlotte, North Carolina lease expires in 2011; the Reynosa, Mexico lease expires in 2008; and the Mission, Texas lease expires in 2003. On December 20, 2000, the Company sold its headquarters building located in North Reading, Massachusetts for the purchase price of $15.1 million. The sale involved a "leaseback" provision allowing the Company to continue renting allocated space within the building until June 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

    Other than the Bankruptcy Proceedings described under Item 1. Business, above, Converse is not a defendant in any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------------------

    The Company's common stock ("Common Stock") was traded on the New York Stock Exchange ("NYSE") under the symbol "CVE" until March 2, 2000. Commencing on March 7, 2000, the Company's Common Stock traded on the OTCBB under the symbol "CVEO". The following table for 1999 sets forth the range of high and low closing prices for the Common Stock as reported by the NYSE for the periods indicated. The following table for 2000 sets forth the range of high and low closing prices for the Common Stock as reported by the NYSE until March 2 and thereafter as reported on the OTCBB. OTCBB quotations reflect interdealer prices, without retail markup, markdown, commissions or other adjustments and may not necessarily represent actual transactions. Since the commencement of the Bankruptcy Proceedings, the market for Common Stock has been limited and the quotations reported may not be indicative of prices that could be obtained in actual transactions.

                                                      High          Low
                                                      ----          ---
1999
----
First Quarter.................................        $4.187       $2.25
Second Quarter................................         5.50         2.6875
Third Quarter.................................         3.6875       2.1875
Fourth Quarter................................         2.50         1.3750

2000
----
First Quarter.................................         1.8125       0.625
Second Quarter................................         1.0313       0.50
Third Quarter.................................         1.125        0.5313
Fourth Quarter................................         0.75         0.25

As of April 9, 2001 there were 17,553,047 shares of Common Stock issued and outstanding, which shares were held by approximately 1,950 holders of record.

    The Company has not paid any dividends on its Common Stock during the periods indicated and will not pay any dividends on its Common Stock in the future.

ITEM 6.  SELECTED FINANCIAL DATA.
---------------------------------

    The following selected consolidated financial data of Converse should be read in conjunction with Converse's historical consolidated financial statements and the notes thereto contained elsewhere herein.

                                                                                   FISCAL YEAR ENDED
                                                       -----------------------------------------------------------------------------
                                                       DEC. 28, 1996   JAN. 3, 1998    JAN. 2, 1999    JAN. 1, 2000    DEC. 30, 2000
                                                       -------------   ------------    ------------    ------------    -------------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales .........................................       $354,829        $455,817       $313,124        $ 235,154        $ 209,050
Cost of sales......................................        268,592         334,876        242,442          179,897          175,907
                                                          --------        --------       --------        ---------        ---------
Gross profit.......................................         86,237         120,941         70,682           55,257           33,143

Selling, general and administrative expenses.......        114,888         127,261         92,683           83,764           56,322
Royalty income.....................................         27,638          22,569         20,175           20,466           16,307
Gain on sale of trademarks.........................             --              --             --           24,811               --
Restructuring, asset impairment and
   other unusual charges...........................         (1,177)          1,537             --            9,368            7,071
                                                          --------        --------       --------        ---------        ---------
Earnings (loss) from operations....................            164          14,712         (1,826)           7,402          (13,943)
Credit on investment in unconsolidated
   Subsidiary......................................         (1,362)        (12,537)            --               --               --
Interest expense, net..............................         17,776          16,133         18,487           22,301           21,395
Gain on sale of headquarters building..............             --              --             --               --           14,870
Other (income) expense, net........................          6,319           2,267           (366)           1,035            3,754
                                                          --------        --------       --------        ---------        ---------
Earnings (loss) from continuing operations
   before income taxes.............................        (22,569)          8,849        (19,947)         (15,934)         (24,222)

Income tax expense (benefit).......................         (4,134)         13,154          3,572           27,674            3,223
                                                          --------        --------       --------        ---------        ---------
Loss from continuing operations...................         (18,435)         (4,305)       (23,519)         (43,608)         (27,445)
Extraordinary (gain) loss, net of tax expense
   (benefit) of $(576) and $437, respectively.....              --             744           (704)              --               --
                                                          --------        --------       --------        ---------        ---------
Net loss...........................................       $(18,435)       $ (5,049)      $(22,815)       $ (43,608)       $ (27,445)
                                                          ========        ========       ========        =========        =========
Net basic and diluted earnings (loss) per share:
   Continuing operations...........................       $  (1.10)       $  (0.25)      $  (1.36)       $   (2.50)       $   (1.57)
   Extraordinary gain (loss).......................             --           (0.04)          0.04               --               --
                                                          --------        --------       --------        ---------        ---------
   Net earnings (loss).............................         $(1.10)       $  (0.29)      $  (1.32)       $   (2.50)       $   (1.57)
                                                          ========        ========       ========        =========        =========
BALANCE SHEET DATA (AT PERIOD END):
   Working capital.................................       $(32,648)       $ 20,260       $  2,706        $ (42,404)       $(133,141)
   Total assets....................................        222,603         234,694        198,217          152,363           97,183
   Long-term debt, less current maturities.........          9,644          80,000        101,799           74,265               --
   Total stockholders' equity (deficiency).........        (38,868)        (47,982)       (69,310)        (112,545)        (140,195)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

    The following discussion is based upon and should be read in conjunction with the consolidated financial statements and the notes thereto of the Company included elsewhere herein.

GENERAL

    Converse was founded in 1908, and operated as an independent family-owned company until 1971, when it was acquired by Eltra Corporation, a diversified holding company. In 1983, Converse became a publicly traded company through an initial public offering. In 1986, Furniture Brands, then named INTERCO INCORPORATED, acquired Converse. On November 17, 1994, Furniture Brands distributed to its stockholders all of the outstanding Common Stock of Converse (the "Distribution"), and Converse became an independent publicly traded company. On January 22, 2001, the Company voluntarily commenced the Bankruptcy Proceedings. The Company has been engaged in the Bankruptcy Proceedings throughout the first quarter of Fiscal 2001 (See Note 3 of the Notes to Consolidated Financial Statements).

    Converse has been a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children and a global licensor of sports apparel, accessories and selected footwear. The Company's products are distributed in over 110 countries to approximately 5,500 customers, which include athletic specialty, sporting goods, department and shoe stores, as well as to 23 Company-operated retail outlet stores. The primary costs and expenses of the Company result from the following: athletic products sourced from various Far East manufacturers, employee salaries and fringe benefits, advertising and promotion expenses and the purchase of raw materials used in the Company's manufacturing process.

    The Company's financial results in Fiscal 2000 (as defined below) were affected by several significant factors including: (i) the ongoing conversion of operating subsidiaries into third party licensing entities, with conversions completed for Benelux and Italy subsidiaries; (ii) continued aggressive efforts to reduce operating expenses; (iii) an asset impairment charge of $6.7 million to reduce long-lived assets to fair market values and; (iv) the sale of the Company's North Reading, Massachusetts headquarters building for the purchase price of $15.1 million, the proceeds of which were used to reduce the Company's secured debt, resulting in a gain on sale of fixed assets of approximately $14.9 million included as other income in the Company's statement of operations.

RESULTS OF OPERATIONS

    The Company's fiscal year end is the Saturday closest to December 31 in each year. The results of operations periodically include a 53-week fiscal year. For purposes of the Company's financial statements Fiscal 2000 refers to the 52-week period ended December 30, 2000 ("Fiscal 2000"), Fiscal 1999 refers to the 52-week period ended January 1, 2000 ("Fiscal 1999") and Fiscal 1998 refers to the 52-week period ended January 2, 1999 ("Fiscal 1998").

COMPARISON OF FISCAL 2000 AND FISCAL 1999

                                                                                         FISCAL YEAR ENDED
                                                                        ----------------------------------------------------
                                                                        JANUARY 1, 2000     %     DECEMBER 30, 2000     %
                                                                        ---------------   -----   -----------------   -----
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenue...........................................................      $235,154      100.0        $209,050       100.0
Gross profit..........................................................        55,257       23.5          33,143        15.9
Selling, general and administrative expenses..........................        83,764       35.6          56,322        27.0
Royalty income........................................................        20,466        8.7          16,307         7.8
Gain on sale of trademarks............................................        24,811       10.6              --          --
Restructuring, asset impairment and other unusual charges.............         9,368        4.0           7,071         3.4
Earnings (loss) from operations.......................................         7,402        3.2         (13,943)       (6.7)
Interest expense, net.................................................        23,301        9.5          21,395        10.2
Other (income) expense, net...........................................         1,035        0.5         (11,116)       (5.3)
Loss from continuing operations before income tax.....................       (15,934)      (6.8)        (24,222)      (11.6)
Income tax expense....................................................        27,674       11.8           3,223         1.5
Net loss..............................................................      $(43,608)     (18.6)       $(27,445)      (13.1)

Basic and diluted net loss per share..................................      $  (2.50)        --        $  (1.57)         --

Net Revenue

    Net revenue for Fiscal 2000 decreased to $209.1 million from $235.2 million in Fiscal 1999, an 11.1% reduction. The $26.1 million reduction in net revenue in Fiscal 2000 was attributable to decreases of 34.4%, 17.1%, 43.2% and 12.3% in the performance, athletic originals, children's and action sports categories, respectively, compared to Fiscal 1999. These decreases were partially offset by a $32.0 million increase in the Company's lifestyle category, which was introduced during Fiscal 1999.

    Net revenue in the United States increased 7.0% to $144.2 million for Fiscal 2000 from $134.8 million for Fiscal 1999. The $9.4 million increase in net revenue was primarily attributable to the increased demand of products in the Company's lifestyles category. Net revenue decreased 35.4% internationally to $64.9 million for Fiscal 2000 from $100.4 million for Fiscal 1999. Net revenue in Europe, Middle East and Africa ("E.M.E.A."), Pacific and Americas regions declined 39.4%, 29.6% and 35.6% respectively. This decrease in international net revenue is primarily due to the conversion of several Western European subsidiaries into third party licensee arrangements.

GROSS PROFIT

    Gross profit decreased to $33.1 million in Fiscal 2000 from $55.3 million in Fiscal 1999, a 40.1% decline. The decline of $22.2 million was due to lower volume of shipments, decreased manufacturing utilization, increased reserves to adjust certain inventory to lower of cost or market values, and the Company's efforts to reduce inventory levels through the sale of excess inventory at reduced prices. As a percentage of net revenue, gross profit decreased to 15.9% in Fiscal 2000 compared to 23.5% for the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    The Company took aggressive actions in 2000 to reduce its operating expenses. Selling, general and administrative expenses, which are primarily comprised of direct selling, advertising and promotion expenses in addition to employee salaries and benefits and other overhead costs, decreased $27.5 million to $56.3 million for Fiscal 2000 from $83.8 million for Fiscal 1999, a 32.8% reduction. This reduction was mainly attributable to decreased spending in marketing, advertising, promotion and research and development activities, as well as corporate staff reductions and expense reductions associated with converting wholly-owned subsidiaries with foreign operations into licensee arrangements. As a percentage of net revenue, selling, general and administrative expenses decreased to 27.0% for Fiscal 2000 from 35.6% for Fiscal 1999.

ROYALTY INCOME

    Royalty income decreased 20.5% to $16.3 million for Fiscal 2000 from $20.5 million for Fiscal 1999. International royalty income, which represented 77.9% of the Company's total royalty income for Fiscal 2000, decreased 28.0%. This reduction was primarily attributable to the elimination of Japanese non-footwear trademark licensee agreements which were sold in November 1999 (see below). Reductions of royalty income from Latin America of 21.6% and from Southeast Asia of 10.8% were partially offset by an increase of 3.8% from Japan and 4.5% from E.M.E.A. Domestic royalty income increased 28.1% to $3.6 million in Fiscal 2000. As a percentage of net revenue, royalty income decreased to 7.8% in Fiscal 2000 compared to 8.7% in the prior year.

GAIN ON SALE OF TRADEMARKS

    On November 29, 1999, the Company completed the sale of all its non-footwear trademarks in Japan and the assignment of its Japanese non-footwear license agreements to Itochu Corporation for $25.0 million cash. The Company used the proceeds from the sale to pay down bank debt and provide additional working capital. The licensees of these trademarks generated royalty income of $4.2 million in Fiscal 1999. Royalty income adjusted to eliminate the Japanese non-footwear trademarks was $16.3 million in Fiscal 1999 and $16.3 million in Fiscal 2000.

RESTRUCTURING, ASSET IMPAIRMENT AND OTHER UNUSUAL CHARGES

    During Fiscal 2000, Converse recorded restructuring and asset impairment charges of $7.1 million, net of reversals. Converse recorded a restructuring charge of $0.4 million in the fourth quarter of 2000 for severance and related benefits related to a workforce reduction of 28 employees in its research and development, marketing and distribution functions. The Company incurred less than anticipated severance costs related to its 1999 corporate restructuring initiative and reversed reserves of $0.3 million. The Company also had lower than anticipated restructuring costs related to the R&D building lease termination reserve and the contract termination reserve resulting in the reversal of restructuring costs of $0.1 million and $0.2 million, respectively. An additional restructuring charge of $0.3 million was recorded related to the write-off of the cumulative translation adjustment for the Benelux subsidiary. Charges of $0.4 million were recorded for severance and lease termination costs related to the completion of the conversion of its European subsidiaries. Also during the fourth quarter of fiscal 2000, the Company recorded an impairment loss of $6.7 million associated with long-lived assets at corporate, retail stores, and the Company's leased manufacturing plants in Mission, Texas and Reynosa, Mexico. At December 30, 2000, $3.2 million of the restructuring charges recorded remain in current liabilities on the balance sheet.

    In the first quarter of 2001, the Company will record additional restructuring and inventory charges relating to: (i) the write-off of cumulative translation adjustments for Germany, Scandinavia, France and U.K. subsidiary conversions effective January 1, 2001 approximating $0.9 million; (ii) severance charges for manufacturing employees terminated on March 31, 2001; and (iii) inventory charges for excess raw materials at the time of the factory closings.

EARNINGS (LOSS) FROM OPERATIONS

    The Company recorded a loss from operations in Fiscal 2000 of $13.9 million compared to earnings from operations of $7.4 million in Fiscal 1999. This change was primarily due to the factors discussed above.

INTEREST EXPENSE

    Interest expense for Fiscal 2000 decreased 4.0% to $21.4 million from $22.3 million in Fiscal 1999. The reduction was primarily due to decreased amortization of financing costs related to the Senior Secured Notes which were fully amortized in September 2000.

OTHER (INCOME) EXPENSE

    Other income for Fiscal 2000 of $11.1 million was mainly comprised of the net gain on the sale of the Company's North Reading, Massachusetts headquarters building of $14.9 million. This gain was partially offset by the write-off of financing costs associated with the Company's effort to obtain a royalty securitization as well as legal and professional costs related to the corporate restructuring. Other expense for Fiscal 1999 of $1.0 million was mainly comprised of a legal settlement.

INCOME TAX EXPENSE

    Income tax expense for Fiscal 2000 was $3.2 million compared to $27.7 million for Fiscal 1999. As of December 30, 2000, the Company's gross deferred tax assets were $72.1 million, which was the result of net operating loss carryforwards and other future tax deductible items totaling $188.8 million. Although the period to use these deferred tax assets is 9 to 20 years for tax purposes, the accounting guidance requires that a shorter time frame be used to assess the probability of their realization. As such, the Company did not recognize tax benefits of $9.1 million in Fiscal 2000 in order to establish a full valuation allowance of $72.1 million against its deferred tax assets. Since the Company has reserved all deferred tax assets, income tax expense of $3.2 million for Fiscal 2000 is comprised of certain fixed foreign, federal and state taxes.

NET LOSS

    Due to the factors described above, the Company recorded a net loss of $27.4 million in Fiscal 2000 compared to a net loss of $43.6 million in Fiscal 1999.

NET LOSS PER SHARE

    The Company recorded a net loss per share of $1.57 in Fiscal 2000 compared to a net loss per share of $2.50 in Fiscal 1999. The weighted average number of outstanding shares in Fiscal 2000 was 17,515,366 versus 17,413,859 in Fiscal 1999.

COMPARISON OF FISCAL 1999 AND FISCAL 1998

    The following table sets forth certain items related to operations and such items as a percentage of net revenue for Fiscal 1999 and Fiscal 1998:

                                                                                          FISCAL YEAR ENDED
                                                                        ---------------------------------------------------
                                                                        JANUARY 2, 1999      %      JANUARY 1, 2000     %
                                                                        ---------------    -----    ---------------    ----
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenue.........................................................        $313,124       100.0        $235,154      100.0
Gross profit........................................................          70,682       22.6           55,257       23.5
Selling, general and administrative expenses........................          92,683       29.6           83,764       35.6
Royalty income......................................................          20,175        6.4           20,466        8.7
Gain on sale of trademarks..........................................              --         --           24,811       10.6
Restructuring, asset impairment and other unusual charges...........              --         --            9,368        4.0
Earnings (loss) from operations.....................................          (1,826)      (0.6)           7,402        3.2
Interest expense, net...............................................          18,487        5.9           22,301        9.5
Other (income) expense, net.........................................            (366)      (0.1)           1,035        0.5
Loss from continuing operations before income tax...................         (19,947)      (6.4)         (15,934)      (6.8)
Income tax expense..................................................           3,572        1.1           27,674       11.8
Loss from continuing operations.....................................         (23,519)      (7.5)         (43,608)     (18.6)
Basic and diluted loss per share from continuing operations.........        $  (1.36)        --         $  (2.50)        --
Extraordinary (gain) loss, net of tax...............................            (704)      (0.2)              --         --
Net loss............................................................        $(22,815)      (7.3)        $(43,608)     (18.6)

Basic and diluted net loss per share................................        $  (1.32)        --         $  (2.50)        --

Net Revenue

    Net revenue for Fiscal 1999 decreased to $235.2 million from $313.1 million in Fiscal 1998, a 24.9% reduction. The $77.9 million net revenue reduction in Fiscal 1999 was attributable to decreases of 23.7%, 25.5%, and 40.9% in the performance, athletic originals, and children's categories, respectively, compared to Fiscal 1998. These decreases were partially offset by increases of $6.1 million and $1.0 million in the lifestyles and action sports category, respectively.

    Net revenue in the United States decreased 20.4% to $134.8 million for Fiscal 1999 from $169.3 million for Fiscal 1998. Net revenue decreased 30.3% internationally to $100.4 million for Fiscal 1999 from $143.9 million for Fiscal 1998. Net revenue in the E.M.E.A., Pacific and Americas regions were down 26.7%, 35.0% and 27.7%, respectively. The decline in the E.M.E.A. region was primarily due to the conversion of two wholly-owned subsidiaries operating in Spain and Portugal to third-party licensing entities, revenues from which are now recorded as royalty income rather than net sales.

    In 1998 and 1999, the athletic footwear and apparel industry struggled through a slowdown in branded athletic sales, particularly in the adult's and children's basketball and cross training product categories. The difficult industry conditions have been exacerbated by the excessive levels of athletic footwear inventory in the marketplace. The domestic market also suffered from the over capacity due to significant retail expansion during a period of softening consumer demand. This change in preference has adversely affected the Company's business, as well as that of many of its competitors. The Company's basketball and cross training categories have been significantly impacted along with the children's category which, in large part, has been comprised of "takedowns" from these categories. The athletic originals category is more closely aligned with the global consumer preference and was affected to a lesser extent. Also adversely affecting the industry environment was the financial turmoil in the Asia Pacific and Latin America regions, which negatively impacted consumer spending. This industry-wide softening demand resulted in an oversupply of branded athletic footwear in the global marketplace.

Gross Profit

    Gross profit decreased to $55.3 million in Fiscal 1999 from $70.7 million in Fiscal 1998, a 21.8% decline. The decline in net sales accounted for the majority of the gross profit reduction over the period. As a percentage of net sales, gross profit increased to 23.5% in Fiscal 1999 compared to 22.6% for the prior year period. The gross profit percentage increase is primarily due to the slight improvement in the athletic footwear market and a reduction of sales of excess inventory at reduced margins as compared to Fiscal 1998.

Selling, General and Administrative Expenses

    In order to address industry conditions, the Company took aggressive actions in 1999 to reduce its operating expenses. Selling, general and administrative expenses, which are primarily comprised of direct selling, advertising, and promotion expenses in addition to employee salaries and benefits and other overhead costs, decreased $8.9 million to $83.8 million for Fiscal 1999 from $92.7 million for Fiscal 1998, a 9.6% decrease. This reduction was mainly attributable to decreased spending in global selling, marketing, advertising and promotion activities, as well as staff reductions to partially offset the effects of the industry downturn. Excluding one-time credits and charges of $9.1 million in 1998 related to termination of the post-retirement medical benefit plan, pension curtailment and severance charge, adjusted expense reduction would be $18.0 million from Fiscal 1998 to Fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 35.6% for Fiscal 1999 from 29.6% for the prior year.

Royalty Income

    Royalty income increased 1.5% to $20.5 million in Fiscal 1999 from $20.2 million in Fiscal 1998. International royalty income, which represented 86.2% of the Company's total royalty income, increased 3.2%. The improvement was primarily attributable to increases of 16.5% and 46.3% in the Southeast Asia and E.M.E.A. regions, respectively. These increases are representative of the recovery in the economies in Southeast Asia and E.M.E.A. as well as the favorable impact of the conversion of Spain and Portugal from direct operating units to licensees. These increases were partially offset by reductions in royalty income from the following regions - Japan 7.2%, Latin Americas 13.7% and Canada 24.5%. Domestic royalty income decreased by 8.3% to $2.8 million in Fiscal 1999. As a percentage of net sales, royalty income increased to 8.7% in Fiscal 1999 compared to 6.4% in the prior year.

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

Restructuring, Asset Impairment and Other Unusual Charges

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

    Costs of $5.4 million relating to the conversion of the Company's wholly-owned foreign operations into licensee/distributor arrangements are included in the restructuring charge. The sales/conversion costs for both the anticipated and completed transactions are comprised primarily of severance charges related to 32 employees, fixed assets writedowns and lease termination costs. Additional severance charges are anticipated in the future. Also included in these conversion costs is a charge of $0.6 million relating to the write-off of the cumulative translation adjustment associated with the conversion of Converse's wholly-owned foreign operations that have been completed by January 1, 2000. Additional cumulative translation adjustment restructuring charges will be recognized in future periods relating to the conversion of the wholly-owned foreign operations into licensee/distributor agreements upon substantial completion of the conversions. The revenues and the respective net operating losses associated with the Company's wholly-owned foreign operations were $56.9 million and $(11.5) million, respectively, in Fiscal 1997; $57.8 million and $(7.1) million in Fiscal 1998; and $47.0 million and $(4.6) million in Fiscal 1999. Upon completion of the conversion of the Company's wholly-owned foreign operations to licensee/distributor arrangements, it is anticipated that the working capital needs to support these operations and the associated net sales and net operating losses from these operations will be substantially eliminated. Incremental royalty income from these conversions is estimated to be $3.2 million. This conversion has already been completed for Spain and Portugal in 1998, Canada in the second quarter of 1999 and Italy on January 1, 2000. It is estimated that all remaining wholly-owned foreign operations will be converted to licensee/distributor formats by December 2000.

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

Net Loss

    Due to the factors described above, the Company recorded a net loss of $43.6 million in Fiscal 1999 compared to a $22.8 million net loss in Fiscal 1998.

Net Loss Per Share

    The Company recorded a net loss per share of $2.50 in Fiscal 1999 compared to a net loss per share of $1.32 in Fiscal 1998. The weighted average number of outstanding shares in Fiscal 1999 was 17,413,859 versus 17,319,377 in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

    Net cash provided by operating activities was $11.6 million and $10.7 million for Fiscal 2000 and Fiscal 1999, respectively. In Fiscal 2000, a net loss of $29.1 million was incurred after giving effect to adjustments for gains on disposals of property, plant and equipment of $13.0 million, provision for restructuring and impairment actions of $6.8 million, non-cash items of depreciation and amortization of $3.0 million and amortization of a previously established deferred tax asset. The adjusted net loss of $29.1 million was increased by $0.9 million from changes in other long-term assets and liabilities but offset by reductions in working capital needs of $41.5 million, resulting in net cash provided by operating activities of $11.6 million. Reductions in working capital needs were driven principally from reductions in receivables and inventories of $6.3 million and $36.2 million, respectively, due to reduced sales levels in Fiscal 2000, conversion of all remaining operating subsidiaries in Europe to third-party licensing arrangements effective in January 2001 and timing of purchases of finished goods inventory for Spring 2001 resulting in reductions of in-transit inventory in December 2000 versus prior year. In Fiscal 1999, a net loss of $6.6 million (after giving effect to adjustments for non-cash items of depreciation and amortization of $4.0 million deferred tax charge of $24.8 million and provision for restructuring actions of $8.3 million) was offset by cash provided from reductions in working capital needs of $16.0 million due principally to reduced receivables from lower sales and from reductions in other long-term assets and liabilities of $1.2 million.

    In Fiscal 2000, cash provided by investing activities amounted to $14.6 million. Proceeds from disposal of assets of $14.9 million were due principally to the sale of the Company's headquarters office building in North Reading, Massachusetts. This was partially offset by proceeds used for additions to property, plant and equipment of $0.3 million consisting primarily of leasehold improvements to open two new retail stores during the year. Net cash used by investing activities was $2.7 million in Fiscal 1999 and consisted of additions to, and normal replacement of, fixed assets.

    Net cash used by financing activities was $25.1 million in Fiscal 2000. Use of cash was due predominantly to a reduction of $1.5 million in short-term debt with respect to the Company's European subsidiaries and a reduction of $23.7 with respect to the Company's revolving credit facility (see Financing Arrangements below). A major component of the reduction in the revolving credit facility was net cash proceeds of $14.2 million received in December 2000 for the sale of the Company's headquarters office building in North Reading, Massachusetts. In Fiscal 1999, net cash used by financing activities was $9.1 million. Cash was used to reduce short-term debt relating to financing arrangements in the Company's European operation's by $7.2 million and to reduce borrowings outstanding in the Credit Facility (see Financing Arrangements below) by $2.3 million. Partially offsetting the use of cash for debt reduction was $0.3 million of net cash provided from the exercise of warrants issued in conjunction with the Secured Notes (see Financing Arrangements below) and $0.3 million of net cash provided from the sale of Common Stock relating to the Company's employee stock purchase plan.

Working Capital

    The Company's working capital position, net of cash, was a deficit of $136.0 million on December 30, 2000 versus a deficit of $44.7 million on January 1, 2000.

    Total current assets, net of cash, were $77.3 million at December 30, 2000,
down $42.5 from $119.8 million at January 1, 2000.   The decrease in current
assets is predominantly decreases of $6.4 million and $36.3 million in accounts receivable and inventories, respectively. The decreases in receivables and inventories are due principally to a decrease in sales in 2000 and the continued conversion of operating subsidiaries in Europe to third-party licensing arrangements. Total current liabilities increased $48.8 million, from $164.5 million at January 1, 2000 to $213.3 million at December 30, 2000. The current portion of long-term debt increased $74.7 million due to the reclassification of convertible subordinated notes from long-term debt in the third quarter of Fiscal 2000 (see Financing Arrangements below). This was partially offset by a decrease of $23.7 million and $1.5 million in the credit facility and short-term debt respectively (see Financing Arrangements below). Accounts payable, accrued expenses and income taxes payable decreased $0.6 million, in aggregate, from prior year.

Financing Arrangements

    Simultaneously with the issuance of the $80.0 million principal amount of 7% Convertible Subordinated Notes (the "Convertible Notes") in May 1997 (see below), the Company entered into a new $150.0 million secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the indebtedness under the Company's then existing credit agreement. In July 1997, BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). In September 1998, the Credit Facility was amended to decrease the commitment from $150.0 million to $120.0 million in conjunction with the issuance of the Secured Notes (see below). In November 1999, the Company reduced the commitment from $120.0 million to $90.0 million. In October 2000, the Credit Facility was amended to reduce the commitment to $80.0 million. In December 2000, in connection with the receipt of net cash proceeds net of closing costs and lease deposit of $14.2 million from the sale of the Company's headquarters office building in North Reading, Massachusetts, the commitment was reduced to $68.8 million. The amount of credit available to the Company at any time is limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. accounts receivable and inventory (the "Borrowing Base"). The aggregate of letters of credit, foreign exchange contracts and banker acceptances may not exceed $40.0 million at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances. In order to receive the required consents for the sale of the office building in December 2000 from the Company's secured lenders, the Company entered into a Consent Agreement with the Banks whereby Excess Proceeds (as defined therein) of $3.0 million were reserved for against the Borrowing Base, thereby not allowing any incremental availability to the Company under the Credit Facility as a result of this transaction.

    At December 30, 2000, the total revolving loans and banker acceptances outstanding under the Credit Facility of $47.8 million are classified as current due to the Events of Default as more fully described below and due to the Company's lockbox arrangement (whereby payments by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks.

    As of December 30, 2000, the borrowing base was $52.2 million. Utilization under the Credit Facility at year end amounted to $51.8 million consisting of revolving loans of $38.1 million, banker acceptances of $9.7 million and outstanding letters of credit of $4.0 million. Accordingly, $0.4 million of the maximum available borrowing base remained unutilized as of December 30, 2000.Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one and one-half percent (1.50%) per annum as amended effective October 27, 2000 (previously 1.00%) or at the Adjusted LIBOR Rate (as defined therein) plus a margin of three and one-half percent (3.50%) per annum as amended effective October 27, 2000 (previously 3.00%). At December 30, 2000, revolving loans outstanding under the Credit Facility bore interest of 10.51% based upon the weighted average of the Prime Lending Rate and the Adjusted LIBOR Rate. Obligations under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. At September 30, 2000 the Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Credit Facility and such failure to comply constitutes an Event of Default under the Credit Facility. Also, the default in payment of interest due with respect to the Convertible Notes (see below) and the default in the payment of principal and interest due with respect to the 15% Senior Secured Notes (see below) constitute Events of Default under the Credit Facility. In October 2000, the Company entered into an agreement (the "Forbearance Agreement') with the Banks whereby the Banks agreed to forbear the exercise of rights and remedies under the Credit Facility in respect of these defaults until the earlier of January 31, 2001, the date that the required lenders (as defined in the Credit Facility) notify the agent that the Facility has been terminated or such other date as certain defaults or other events specified in the Forbearance Agreement occur.

    On January 12, 2001 the Company and the Banks entered into the Fourteenth Amendment to the Credit Agreement whereby, among other things, the Fixed Asset Reserve (as defined therein) was changed to allow the Company to utilize up to $6.0 million of incremental availability. On January 22, 2001, the Company commenced the Bankruptcy Proceedings, and in connection therewith, entered into a post-petition credit facility (the "Postpetition Credit Facility") with the Banks. Pursuant to entering into the Fourteenth Amendment to the Credit Agreement and the Postpetition Credit Facility, the Company paid fees of $0.7 million in January 2001 and $0.4 million in February 2001 to the Banks. An additional fee of $0.25 million is payable on April 15, 2001 if the Fixed Asset Reserve (as defined therein) is not equal to, or greater than, $8.9 million.

    In September 1998, the Company issued $28.6 million aggregate principal amount of 15% Senior Secured Notes (the "Secured Notes") due September 16, 2000. Interest on the Secured Notes is payable quarterly in arrears. The Secured Notes were issued in two series: Series A in the aggregate principal amount of $24.8 million (the "Series A Secured Notes") and Series B in the aggregate principal amount of $3.8 million (the "Series B Secured Notes"). The Secured Notes are redeemable at any time at face amount plus accrued interest.

    The Company has defaulted on various covenants included in the Secured Notes. In October 2000, the Company and the Holders of the Secured Notes executed the Fourth Supplement to Note Purchase Agreement and Standstill Agreement (the "Fourth Supplement") whereby the Holders of the Secured Notes agreed to forbear from exercising remedies under the Secured Notes until the earlier of January 31, 2001 or such other date as certain defaults or other events specified in the Fourth Supplement occur.

    On January 11, 2001, the Holders of the Secured Notes consented to the aforementioned Fourteenth Amendment to the Credit Agreement. In connection with this consent, the Company paid a transaction fee of 1% of the outstanding amount of the Secured Notes, or $0.3 million. On January 22, 2001, the Company entered into the Fifth Supplement to Note Purchase Agreements (the "Fifth Supplement") whereby consent and approval of the holders of the Secured Notes was obtained to enter into the Postpetition Credit Facility. In connection with this Fifth Supplement, the following transaction fees were agreed to as of January 22, 2001: (1) a payment in kind, in lieu of cash, of 3% of the outstanding principal amount of the Secured Notes by increasing the outstanding principal amount from $28.6 million to $29.5 million, (2) 0.5% of the outstanding principal amount, or $0.15 million, if the Fixed Asset Reserve (as defined therein) is not equal to, or greater than, $8.9 million on February 28, 2001, and (3) 0.5% of the outstanding principal amount, or $0.15 million, if the Fixed Asset Reserve is not equal to, or greater than, $8.9 million on April 15, 2001. Also effective January 22, 2001, under the Fifth Supplement, interest accrues at the rate of 18% per annum on the unpaid principal amount of the Secured Notes; 15% per annum payable monthly in arrears and 3% per annum payable at the time of final payment of the principal balance outstanding under the Secured Notes.

    The Secured Notes are classified under current liabilities on the Company's consolidated balance sheet as of December 30, 2000 as the principal amount was in default and due. The Series A Secured Notes carry a second priority perfected lien on substantially all the U.S. assets of the Company. The Series B Secured Notes carry a third priority perfected lien on substantially all the U.S. assets of the Company.

    On May 21, 1997, the Company completed the sale of $80.0 million of Convertible Notes. In September 1998 the Company received, and subsequently cancelled, $5.7 million of Convertible Notes in exchange for the issuance of the Series B Secured Notes leaving $74.3 million face amount of Convertible Notes outstanding as of December 30, 2000. The Convertible Notes are subordinated to all existing and future Senior Indebtedness (as defined therein). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed, into common stock of the Company, at the option of the Holder, at a conversion price of $21.83 per share, subject to adjustment in certain events. Interest is payable semi-annually on June 1 and December 1, commencing on December 1, 1997. The Company did not make semi-annual interest payments due on June 1, 2000 and December 1, 2000 with respect to the Convertible Notes. The interest payments remain outstanding and constitute an Event of Default under the related indenture. On August 4, 2000, the trustee under the indenture for the Convertible Notes sent Converse a letter stating that Holders of more than twenty-five percent (25%) of the Convertible Notes had directed it to declare the full amount of principal and interest under the Convertible Notes to be due and payable. Accordingly, the entire principal amount and related interest of the Convertible Notes is now due and is classified as current in the Company's consolidated balance sheet at December 30, 2000.

    In the past, subsidiaries of the Company have maintained asset based financing arrangements in certain European countries with NMB-Heller, N.V. or an affiliate. In general, these financing arrangements allowed the Company to borrow against varying percentages of eligible customer receivable balances based on pre-established credit lines, along with varying percentages of inventory, as defined. At December 30, 2000 $0.4 million was outstanding in connection with these arrangements. As of January 1, 2001 all remaining operating subsidiaries in Europe (i.e. France, United Kingdom, Scandinavia and Germany) were converted to third-party licensing entities. Accordingly, all outstanding debt in connection with these financing arrangements was repaid during the first quarter of Fiscal 2001.

Capital Expenditures

    Capital Expenditures were $0.3 million, $2.7 million and $4.8 million in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. Fiscal 2000 investments included $0.2 million on leasehold improvements primarily to open two new Company retail stores and the remainder $0.1 million on various smaller projects and improvements.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
--------------------------------------------------------------------

Interest Rate Risk

    At December 30, 2000 the carrying value of the Company's debt totaled $151.0 million. This debt includes amounts at both fixed and variable interest rates. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value but do impact earnings and cash flows, assuming other factors are held constant.

    At December 30, 2000 the Company had fixed rate debt of $103.0 million and variable rate debt of $48.0 million. The Company is in default on payments on both the fixed rate and variable rate debt and the face amount is currently due. As such, the debt is no longer subject to interest rate risk.
Foreign Currency Risk

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

ITEM 9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

    Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
------------------------------------------------------------

    Information required by this Item with respect to the Company's directors and executive officers is set forth below. All directors serve until the next Annual Meeting of the Company and until their successors are elected and qualified.

                DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Name                        DIRECTOR SINCE      AGE                            POSITION
----------------------      --------------      ---      -----------------------------------------------------
Glenn N. Rupp                    1996            56       Chairman of the Board and Chief Executive Officer
Donald J. Barr                   1994            66       Director
Julius W. Erving                 1994            51       Director
Robert H. Falk                   1994            62       Director
Gilbert Ford                     1987            69       Director
Michael S. Gross                 1992            39       Director
Joshua J. Harris                 1992            36       Director
John H. Kissick                  1994            59       Director
Michael D. Weiner                1996            48       Director
Jack A. Green                                    55       Senior Vice President Administration, General Counsel
                                                          And Secretary
Herbert R. Rothstein                             59       Executive Vice President - Operations
Alistair M. Thorburn                             43       Executive Vice President
James E. Lawlor                                  47       Senior Vice President and Chief Financial Officer

    MR. RUPP was elected Chairman of the Board and Chief Executive Officer by Converse's Board of Directors on April 11, 1996. From August 1994 to April 1996, Mr. Rupp was the Acting Chairman of McKenzie Sports Products, Inc. and was a Strategic Planning Advisor for CRC Industries, Inc. Mr. Rupp was President and Chief Executive Officer of Simmons Upholstered Furniture Inc. from August 1991 until May 1994. Prior to 1991, Mr. Rupp held various positions with Wilson Sporting Goods Co., including President and Chief Executive Officer from 1987 to 1991. Mr. Rupp is also a director of Johnson Outdoors, Inc.

    MR. BARR was an Executive Vice President of Time Inc. from October 1990 until his retirement in 1996. Prior to 1990, Mr. Barr was the publisher of Sports Illustrated (1985 - 1990) and Vice President of Time Inc. (1987 - 1990). Mr. Barr was an employee of Time Inc. for 39 years.

    MR. ERVING has been the president of The Erving Group since 1979 and Vice President of RDV Sports and Executive Vice President of the Orlando Magic since 1997. Mr. Erving is also a part owner of Philadelphia Coca-Cola Bottling Company. He was a member of the Philadelphia 76'ers basketball team until April 1987 and has been an endorser of Converse products since 1975. Mr. Erving is also a director of Philadelphia Coca-Cola Bottling Company, the Sports Authority, Inc., Saks Incorporated, and Darden Restaurants, Inc.

    MR. FALK has been an officer of Apollo Capital Management, L.P.. ("Apollo Management") or its predecessor, since 1992. Mr. Falk is also a director of Florsheim Group Inc. and Samsonite Corporation.

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

    MR. GROSS has been an officer of Apollo Management or its predecessor since 1990. Mr. Gross is also a director of Allied Waste Industries, Inc., Florsheim Group Inc., Rare Medium, Inc., Saks Incorporated, Sylvan Learning Systems, Inc., Encompass Services Corporation, and United Rentals, Inc.

    MR. HARRIS is an officer of Apollo Management, having been associated with it or a predecessor since 1990. Mr. Harris is also a director of Florsheim Group Inc. and Quality Distribution, Inc.

    MR. KISSICK has been a principal of Apollo Management or its predecessor since 1991. Mr. Kissick is also a director of Florsheim Group Inc. and Quality Distribution, Inc.

    MR. WEINER has been an officer of Apollo Management or its predecessor since 1993. Prior to 1992, Mr. Weiner was a partner in the law firm of Morgan, Lewis & Bockius LLP. Mr. Weiner is also a director of Florsheim Group Inc., and Quality Distribution, Inc.

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

    MR. ROTHSTEIN has served as Executive Vice President - Operations since October 2000. Previously, Mr. Rothstein was Senior Vice President, Products and Senior Vice President, Production from 1996 to 1999, Senior Vice President, Sourcing from 1992 to 1996, Senior Vice President of Materials Management and Manufacturing from 1991 to 1992 and Vice President of Materials Management from 1988 to 1991. Before joining Converse, Mr. Rothstein held several senior management positions with Reebok International Ltd. from 1985 to 1988; Morse Shoe Inc. from 1973 to 1985, BGS Shoe Corporation from 1969 to 1972 and Signet from 1964 to 1969.

    MR. THORBURN has served as Executive Vice President since October 2000. Prior to that, Mr. Thorburn served as Senior Vice President, International and U.S. Operations. Previously, Mr. Thorburn was Senior Vice President, International from 1996 to 1999. Prior to joining the Company, Mr. Thorburn was Vice President Europe/Asia Pacific for the Wilson Sporting Goods Co., Ltd. from 1987 to 1993.

    MR. LAWLOR has served as Senior Vice President and Chief Financial Officer since September 2000. Mr. Lawlor held the position of Vice President, Finance since June 1995 and Vice President and Treasurer from September 1994. Mr. Lawlor has held positions with the Company of increasing responsibility since 1975.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and certain other officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with during 2000.

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

    The following table sets forth certain information for each period presented with respect to compensation awarded to, earned by or paid to Converse's Chief Executive Officer during 2000 and to the four most highly compensated executive officers of Converse other than Converse's Chief Executive Officer (the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                Annual Compensation              LONG-TERM COMPENSATION AWARDS
                                       -----------------------------------     ----------------------------------
                                                                                                   SECURITIES
                                                              OTHER ANNUAL       RESTRICTED        UNDERLYING        ALL OTHER
NAME                                   SALARY       BONUS     COMPENSATION     STOCK AWARD(S)        OPTIONS        COMPENSATION
 AND PRINCIPAL POSITION        YEAR      ($)       ($) (1)         ($)            ($) (2)              (#)               ($)
--------------------------------------------------------------------------------------------------------------------------------
Glenn N. Rupp                  2000    500,000        0              0                   0              500            2,625 (4)
 Chairman and Chief            1999    500,000        0              0             184,375                0            2,500
 Executive Officer             1998    500,000        0              0             222,500                0            2,500

Alistair Thorburn              2000    246,750        0         74,067 (3)               0              500           24,917 (5)
 Executive Vice President      1999    247,262        0         66,204             147,500                0           24,250
                               1998    235,000        0         69,287             166,875                0           24,598

Jack A. Green                  2000    216,000        0              0                   0              500                0 (4)
 Senior Vice President         1999    211,769        0              0              73,750                0            2,500
 Administration, General       1998    197,227        0              0              55,625                0            2,500
 Counsel and Secretary

Herbert R. Rothstein           2000    210,000        0              0                   0              500            2,625 (4)
 Executive Vice President      1999    199,382        0              0              73,500                0            2,500
 Operations                    1998    180,546        0              0              50,000                0            2,500

James E. Lawlor                2000    176,756        0              0                   0              500            2,625 (4)
 Senior Vice President         1999    164,040        0              0                   0                0            2,370
 and Chief Financial Officer   1998    151,539        0              0                   0                0            2,273

James E. Solomon(6)            2000    210,000        0              0                   0                0                0
 Senior Vice President,        1999    300,000        0              0             147,500                0            2,500
 Sales and Marketing           1998    295,192        0              0                   0                0           95,500

(1) The Company generally pays bonuses to its executives in the first quarter of each fiscal year based on the Company's results in the prior year. The Company paid no bonuses to any Named Executive Officers in 1998, 1999 or 2000. Retention bonuses earned during the year were $62,500, $30,844, $27,000, $26,250 and $25,000 for Messrs. Rupp, Thorburn, Green, Rothstein, and Lawlor, respectively. Payment of these retention bonuses is contingent on the Bankruptcy Proceedings and is, therefore, not assured.
(2) Amounts shown represent the dollar value of restricted stock awards calculated by multiplying the closing price of the Company's Common Stock on the date of grant by the number of shares awarded. The values of all restricted stock awards at December 30, 2000 based on the closing price of the Company's Common Stock on the last trading day of the fiscal year ($0.3650) were $32,850, $25,550, $10,950, $10,950 for Messrs. Rupp,
     Thorburn, Green and Rothstein respectively.
(3) Amount shown represents $37,249 worth of relocation and temporary housing expenses incurred by Mr. Thorburn in connection with his move from the United Kingdom to Massachusetts, an $18,000 car allowance, and $18,818 relating to amounts reimbursed for the payment of taxes.
(4) Except as otherwise noted, all amounts shown represent payments by the Company relating to the Company's matching contribution under the Converse Inc. Thrift Savings Plan.
(5) Amounts represent payment to the Converse U.K. Retirement Benefit Plan in lieu of Mr. Thorburn's participation in the Converse Inc. Retirement Plan (see "Retirement Plans" below). Mr. Thorburn does not participate in the Converse Inc. Thrift Savings Plan.
(6) Mr. Solomon was Senior Vice President, Sales and Marketing, until he resigned on August 25, 2000.

RETIREMENT PLANS

    Messrs. Rupp, Green, Rothstein and Lawlor are participants in the Converse Inc. Retirement Plan (the "Retirement Plan"), a noncontributory, defined benefit pension plan designed to provide retirement benefits upon normal retirement at age 65. Covered remuneration is base salary and, based on a straight life annuity, annual benefits at normal retirement are equal to the greater of (a) 2.25% of average final compensation (the highest 60 consecutive calendar months of the last 120 months) multiplied by years of credited service up to a maximum of 15 years, plus 1.75% of average final compensation multiplied by service in excess of 15 years up to a maximum of 15 years, less 1.67% of the Social Security benefit multiplied by credited service up to a maximum of 30 years, or
(b) $10 multiplied by years of credited service. Benefits payable under the Retirement Plan are limited by certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"). A supplemental executive retirement plan ("SERP") has been adopted by Converse to provide for payments from general funds to Mr. Rupp of any retirement income that would otherwise be payable pursuant to the Retirement Plan in absence of any such limitations. Set forth below is the credited service under the Retirement Plan as of December 30, 2000 and estimated annual benefits payable upon the normal retirement of each of the Named Executive Officers, assuming continuation of current covered remuneration. In the case of Mr. Rupp such amount includes amounts payable under the SERP.

                                                                      YEARS OF
                                                                  CREDITED SERVICE               ANNUAL
NAME                                                            AT DECEMBER 30, 2000        BENEFITS PAYABLE
---------------------------------------------------------       --------------------        ----------------
Glenn N. Rupp............................................                4.75                    133,015
Jack A. Green............................................               17.17                     83,522
Herbert R. Rothstein.....................................               12.34                     56,310
James E. Lawlor..........................................               22.00                     90,372

    Mr. Thorburn is not eligible to participate in the Retirement Plan because he is not a citizen of the United States. In lieu of Mr. Thorburn's participation in the Retirement Plan, Converse contributes an amount equal to approximately 10% of Mr. Thorburn's annual salary directly to the Converse U.K. Retirement Benefit Plan. See "Summary Compensation Table." Mr. Solomon resigned from the Company on August 25, 2000, therefore he will not be entitled to any annual benefits under the Retirement Plan.

STOCK OPTIONS

    The Company granted 500 shares of stock options to each full-time salaried employee working for the Company as of May 10, 2000, including the Named Executive Officers (with the exception of Mr. Solomon).

                                   AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES UNDERLYING    VALUE OF UNEXERCISED IN-THE-MONEY
                                                                 UNEXERCISED OPTIONS AT FY-END            OPTIONS AT FY-END (1)
                             SHARES ACQUIRED        VALUE
                               ON EXERCISE        REALIZED      EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
                                    (#)              ($)            (#)               (#)               ($)               ($)
                             ---------------      --------      -----------      -------------      -----------      -------------

Glenn N. Rupp............             0               0           418,000           202,500               0                 0
Alistair Thorburn........             0               0            96,000            84,500               0                 0
Jack A. Green............             0               0            29,000            36,500               0                 0
Herbert R. Rothstein.....             0               0            19,000            33,500               0                 0
James E. Lawlor..........             0               0            28,800             9,700               0                 0

(1) Based on the $0.365 per share price of the Common Stock on the over-the-counter Bulletin Board on December 29, 2000.


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

    Messrs. Thorburn, Green, Rothstein and Lawlor each entered into employment agreements with the Company in October 1995. Under the terms of these agreements, the Company will pay to the employee an amount equal to his annual salary in the event that his employment with Converse is involuntarily terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Gross and Harris, directors and members of the Executive Compensation and Stock Option Committee of the Board, are associated with Apollo Investment Fund, L.P. which beneficially owns 32% of the outstanding shares of Common Stock of the Company. In November 1994, Converse entered into a Consulting Agreement with Apollo Advisors, L.P. pursuant to which it provides corporate advisory, financial and other consulting services to the Company. Fees under the agreement are payable at an annual rate of $500,000 plus out-of-pocket expenses for a one-year term and the Consulting Agreement is automatically renewable for successive one-year terms unless terminated by the Board. No payments were made under the Consulting Agreement in 2000. Converse has granted registration rights to Apollo with respect to their shares of Common Stock. Apollo can require Converse to file registration statements and to include their shares in registration statements otherwise filed by Converse. Costs and expenses of preparing such registration statements are required to be paid by Converse.

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

    In March 1995, the Executive Committee of the Company's Board of Directors adopted a Non-Employee Director Stock Option Plan (the "1995 Plan"), which provides for a one-time grant of options to each director who is not employed by Converse or employed by, or affiliated with Apollo (a "Non-Employee Director"), to purchase 7,500 shares of Common Stock at its fair market value on the date the options are granted. The Company's stockholders approved the 1995 Plan at the 1995 Annual Meeting of Stockholders. These options become exercisable in one-third increments on each of the first three anniversaries of the grant date. Currently, Messrs. Loynd, Erving and Barr have been granted options under the 1995 Plan.

    On July 28, 1999, the Executive Compensation and Stock Option Committee of the Board voted, subject to stockholder approval (i) to amend the Converse Inc. 1994 Stock Option Plan to permit the issuance of options under such plan to Non-Employee Directors and (ii) to issue to each of the Non-Employee Directors as of July 28, 1999 (Messrs. Barr, Erving, Falk, Ford and Loynd) options to purchase 5,000 shares of Common Stock at an exercise price per share of $3.4375 (the closing price on that day), with such options vesting at the rate of 20% per year on the anniversary date of the grant. The Company obtained stockholder approval for the proposed amendment at the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

    The following table sets forth certain information (as of April 9, 2001, except as otherwise noted) regarding the beneficial ownership of shares of Common Stock by (i) each person known by Converse to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer named in the Summary Compensation Table below, (iii) each director of Converse and
(iv) the directors and executive officers of Converse as a group.


                                                                    NUMBER OF SHARES       PERCENT OF COMMON
                                                                      Beneficially         STOCK BENEFICIALLY
GREATER THAN 5% STOCKHOLDERS                                              Owned                  Owned
----------------------------                                        -----------------      ------------------

Apollo Investment Fund, L.P., c/o Apollo Advisors, L.P.
Two Manhattanville Road
Purchase, New York 10577........................................              5,616,301                   32.0%
Artemis America Partnership, c/o RL & F Service Group One
 Rodney Square, P.O. Box 551
/Wilmington, DE 19899  /........................................              5,614,054                   32.0
Glenn N. Rupp (2)...............................................                573,250                    3.3
Alistair M. Thorburn (2)........................................                136,250                      *
Jack A. Green (2)...............................................                 41,445                      *
Herbert R. Rothstein (2)........................................                 29,250                      *
James E. Lawlor (2).............................................                 38,847                      *
Donald J. Barr (2)..............................................                  7,500                      *
Julius W. Erving (2)............................................                  7,500                      *
Robert H. Falk (1)(3)...........................................              5,616,301                   32.0
Gilbert Ford (2)................................................                 10,000                      *
Michael S. Gross (1)(3).........................................              5,616,301                   32.0
Joshua J. Harris (1)(3).........................................              5,616,301                   32.0
John H. Kissick (1)(3)..........................................              5,616,301                   32.0
Michael D. Weiner (1)(3)........................................              5,616,301                   32.0
Directors and executive officers of the
  Company as a group (13 persons)...............................              6,460,343                   36.8
----------------------------------------------------------------

  *  less than 1%.

(1)  Shares beneficially owned by Apollo Investment Fund, L.P. ("AIF").
(2) Shares beneficially owned represent options to purchase Converse Common Stock that are currently exercisable or will become exercisable within 60 days and shares of restricted stock that will be received within 60 days, except for shares held of record by the following: Mr. Rupp 15,000 shares, Mr. Green 195 shares, Mr. Lawlor 7,797 shares and Mr. Ford 10,000 shares.
(3) Messrs. Falk, Gross, Harris, Kissick and Weiner are associated with AIF. Each such director disclaims beneficial ownership of, and a personal pecuniary interest in, the shares beneficially owned by AIF.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
---------------------------------------------------------

    Mr. Erving had a contract with Converse to endorse the Company's footwear and activewear, allow the Company to use his name and likeness to advertise the Company's products, appear at promotional events, and provide advertising production and product development consultation. The agreement provided for an annual fee of $200,000 and expired on September 30, 2000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)  List of documents filed as part of this report.

     1.  Financial statements:

     The following consolidated financial statements are included in Item 8 and presented as a separate section of this report:

                                                            Page
                                                            ----

     Report of Independent Accountants                       F-2

     Consolidated Balance Sheet at
     January 1, 2000 and December 30, 2000                   F-3

     For each of the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000:

          Consolidated Statement of Operations               F-4
          Consolidated Statement of Cash Flows               F-5
          Consolidated Statement of Stockholders' Equity     F-6
            and Comprehensive Income

     Notes to Consolidated Financial Statements              F-7

  2. Financial Statement Schedule:

     For each of the fiscal years ended January 2, 1999, January 1, 2000 and December 30, 2000:

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

    10.6  Amendment Number Five to Credit Agreement (20)

    10.7  Amendment Number Six to Credit Agreement (20)

    10.8  Amendment Number Seven to Credit Agreement (21)

    10.9  Amendment Number Eight to Credit Agreement (21)

    10.10 Amendment Number Nine to Credit Agreement (22)

    10.11 Amendment Number Ten to Credit Agreement (22)

    10.12 Amendment Number Eleven to Credit Agreement (23)

    10.13 Amendment Number Twelve to Credit Agreement (24)

    10.14 Amendment Number Thirteen to Credit Agreement (25)

    10.15 Amendment Number Fourteen to Credit Agreement (*)

    10.16 Waiver Number One to Credit Agreement (15)

    10.17 Waiver Number Two to Credit Agreement (16)

    10.18 Forbearance to Credit Agreement (25)

    10.19 Postpetition Credit Agreement dated as of January 22, 2001 among Converse Inc., certain lenders and Bankers Trust Company, an affiliate of Deutsche Banc Alex. Brown as agent for the lenders (26)

    10.20 Amendment and Reaffirmation of Lease dated June 29, 1988, between Godley Construction Company Inc. ("Godley") and Converse Inc. and Lease Agreement dated as of March 26, 1974, between Godley and Charlotte Footwear, Inc. (1)

    10.21 Lease Agreement dated as of February 1, 2001 between Godley Construction Company and Converse Inc. (20)

    10.22 Sublease Agreement dated as of September 28, 1993, between Kmart Corporation and Converse Inc. (1)

    10.23 Lease Agreement - Reynosa, Mexico (16)

    10.24 Registration Rights Agreement dated as of November 17, 1994, between Apollo Interco Partners, L.P. and Converse Inc. (3)

    10.25 Consulting Agreement dated as of November 17, 1994, between Apollo Advisors, L.P. and Converse Inc. (3)

    10.26 Amendment to Consulting Agreement Dated as of November 17, 1998 between Apollo Advisors L.P. and Converse Inc. (15)

    10.27 Converse Inc. Executive Incentive Plan (1)

    10.28 Converse Inc. Team Incentive Plan (1)

    10.29 Converse Inc. Supplemental Executive Retirement Plan (6)

    10.30 Converse Inc. 1994 Stock Option Plan, as Amended and Restated as of February 25, 1998 (16)

    10.31 Converse Inc. 1995 Non-Employee Director Stock Option Plan, as amended and restated as of July 30, 1997 (13)

    10.32 Converse Inc. Employee Stock Purchase Plan (16)

    10.33 Agreement among Julius W. Erving, the Erving Group and Converse Inc., dated October 1, 1984 as amended by an Amendment dated September 16, 1988, a Second Amendment dated July 18, 1989, a Third Amendment dated October 17, 1991, and a Fourth Amendment dated February 7, 1994 (2)

    10.34 Fifth Amendment to Agreement among Julius W. Erving, The Erving Group, Inc. and Converse Inc.(5)

    10.35 Sixth Amendment to Agreement among Julius W. Erving, the Erving Group, Inc. and Converse Inc.(7)

    10.36 Seventh Amendment to Agreement among Julius W. Erving, the Erving Group, Inc. and Converse Inc.(10)

    10.37 Lease Agreement dated as of January 3, 1995 between Talbot Operations Inc. and Converse Inc. (4)

    10.38 Employment Agreement between Converse Inc. and Glenn N. Rupp (8)

    10.39 Amendment Number One to Employment Agreement between Converse Inc. and Glenn N. Rupp (19)10.39

    10.40 Employment Agreement between Converse Inc. and James E. Solomon (9)

    10.41 Form of Employment Agreement dated as of October 25, 1995, between Converse Inc. and each of the following: Jack A. Green, Herbert R. Rothstein, Alistair M. Thorburn, and James E. Lawlor (6)

    10.42 Purchase Agreement dated June 1, 1997 between Converse Inc. and Exeter Research, Inc. (12)

    10.43 Senior Secured Note Purchase Agreements dated September 16, 1998 (17)

    10.44 Supplement dated November 23, 1999 to Senior Secured Note Purchase Agreements dated September 16, 1998 (22)

    10.45 Second Supplement to Senior Secured Note Purchase Agreements dated September 16, 1998 (23)

    10.46 Third Supplement to Senior Secured Note Purchase Agreements dated September 16, 1998 (24)

    10.47 Fourth Supplement to Senior Secured Note Purchase Agreements dated September 16, 1998 (25)

    10.48 Fifth Supplement to Senior Secured Note Purchase Agreements dated September 16, 1998 (*)

    10.49 Senior Secured Note dated September 16, 1998 (17)

    10.50 Warrant Agreement dated September 16, 1998 (17)

    10.51 Asset Purchase Agreement dated April 6, 2001 between the Company and Footwear Acquisition, Inc.(*)

    21.   List of subsidiaries (22)

    23.1  Consent of PricewaterhouseCoopers LLP*

    27.   Financial Data Schedule
           * Filed herewith

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

 (18) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-K for the year ended January 2, 1999, and incorporated herein by reference.

 (19) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended April 3, 1999, and incorporated herein by reference.

 (20) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended July 3, 1999, and incorporated herein by reference.

 (21) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended October 2, 1999, and incorporated herein by reference.

 (22) Filed as an Exhibit to Converse Inc. Annual Report on Form 10-K for the year ended January 1, 2000, and incorporated herein by reference.

 (23) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended April 1, 2000, and incorporated herein by reference.

 (24) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended July 1, 2000, and incorporated herein by reference.

 (25) Filed as an Exhibit to Converse Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.

 (26) Filed as an Exhibit to Converse Inc. Report on Form 8-K dated January 22, 2001, and incorporated herein by reference.

      (b) The Company filed no reports on Form 8-K during the last quarter of Fiscal Year 2000. An 8-K was filed on January 30, 2001 to report that on January 22, 2001, the Company filed a voluntary petition to reorganize as a debtor in possession under Chapter 11 of Title 11 of the United States Bankruptcy Code.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Reading, Massachusetts on April 16, 2001.

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


SIGNATURE                        TITLE                                                        DATE
---------                        -----                                                        ----

/s/ Glenn N. Rupp                 Chairman of the Board, Chief Executive Officer              April 16, 2001
--------------------------------  and Director (Principal Executive Officer)
Glenn N. Rupp

/s/ James E. Lawlor               Senior Vice President and Chief Financial Officer           April 16, 2001
--------------------------------  (Principal Financial and Accounting Officer)
James E. Lawlor

/s/ Donald J. Barr                Director                                                    April 16, 2001
--------------------------------
Donald J. Barr

/s/ Julius W. Erving              Director                                                    April 16, 2001
--------------------------------
Julius W. Erving

/s/ Robert H. Falk                Director                                                    April 16, 2001
--------------------------------
Robert H. Falk

/s/ Gilbert Ford                  Director                                                    April 16, 2001
--------------------------------
Gilbert Ford

/s/ Michael S. Gross              Director                                                    April 16, 2001
--------------------------------
Michael S. Gross

/s/ Joshua J. Harris              Director                                                    April 16, 2001
--------------------------------
Joshua J. Harris

/s/ John H. Kissick               Director                                                    April 16, 2001
--------------------------------
John H. Kissick

/s/ Michael D. Weiner             Director                                                    April 16, 2001
--------------------------------
Michael D. Weiner

                         CONVERSE INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Accountants .....................................      F-2

Consolidated Balance Sheet.............................................      F-3

Consolidated Statement of Operations...................................      F-4

Consolidated Statement of Cash Flows...................................      F-5

Consolidated Statement of Stockholders' Equity and
Comprehensive Income...................................................      F-6

Notes to Consolidated Financial Statements.............................      F-7


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Converse Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a) of this Form 10-K present fairly, in all material respects, the financial position of Converse Inc. (the "Company") and its subsidiaries at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under
Item 14(a) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements and the financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, on January 22, 2001, the Company voluntarily filed a petition to reorganize as a debtor in possession under Chapter 11 of the United States Bankruptcy Code which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP
------------------------------
PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
April 12, 2001

                        CONVERSE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

               (Dollars in thousands, except per share amounts)

                                                                                        JANUARY 1, 2000          DECEMBER 30, 2000
                                                                                        ---------------          -----------------
ASSETS
Current assets:
   Cash and cash equivalents..................................................             $ 2,305                     $ 2,906
   Receivables, less allowances of $4,595 and $3,917, respectively............              40,511                      34,069
   Inventories (Note 6).......................................................              76,414                      40,134
   Prepaid expenses and other current assets .................................               2,866                       3,062
                                                                                        -----------               -------------
       Total current assets...................................................             122,096                      80,171
Net property, plant and equipment (Note 7)....................................              18,855                       6,255
Other assets..................................................................              11,412                      10,757
                                                                                        -----------               -------------
                                                                                          $152,363                     $97,183
                                                                                        ===========               =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Short-term debt (Note 9)...................................................             $ 1,951                      $ 427
   Credit facility............................................................              71,551                     47,824
   Senior secured notes and convertible notes (Note 9)........................              28,223                    102,908
   Accounts payable...........................................................              41,257                     39,565
   Accrued expenses (Note 8)..................................................              15,063                     16,388
   Income taxes payable (Note 11).............................................               6,455                      6,200
                                                                                         ----------                 -----------
       Total current liabilities..............................................             164,500                    213,312
Long-term debt (Note 9).......................................................              74,265                     ------
Current assets in excess of reorganization value (Note 2).....................              26,143                     24,066
Stockholders' equity (deficiency):
   Common stock, $1.00 stated value, 50,000,000 shares authorized,
       17,479,025 and 17,535,555 shares issued and outstanding at
       January 1, 2000 and December 30, 2000, respectively....................              17,479                    17,536
   Preferred stock, no par value, 10,000,000 shares authorized,
       none issued and outstanding............................................               -----                     -----
   Additional paid-in capital.................................................               4,764                     4,449
   Unearned compensation......................................................              (1,061)                     (278)
   Retained deficit...........................................................            (131,737)                 (159,182)
   Accumulated other comprehensive income.....................................              (1,990)                   (2,720)
                                                                                       -----------                 -----------
       Total stockholders' equity (deficiency)................................            (112,545)                 (140,195)
                                                                                       -----------                 -----------
                                                                                          $152,363                   $97,183
                                                                                       ===========                 ===========

See accompanying notes to consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

               (Dollars in thousands, except per share amounts)

                                                                                 FISCAL YEAR ENDED
                                                         ---------------------------------------------------------------------
                                                         JANUARY 2, 1999          JANUARY 1, 2000            DECEMBER 30, 2000
                                                         ---------------          ---------------            -----------------
Net revenue...........................................        $ 313,124                $ 235,154                    $ 209,050
Cost of sales.........................................          242,442                  179,897                      175,907
                                                          --------------          ---------------            -----------------
Gross profit..........................................           70,682                   55,257                       33,143

Selling, general and administrative expenses..........           92,683                   83,764                       56,322
Royalty income........................................           20,175                   20,466                       16,307
Gain on sale of trademarks (Note 5)...................            -----                   24,811                         ----
Restructuring, asset impairment and other
 unusual charges (Note 4).............................            -----                    9,368                        7,071
                                                          --------------          ---------------             ----------------
Earnings (loss) from operations.......................           (1,826)                   7,402                      (13,943)

Interest expense......................................           18,487                   22,301                       21,395
Gain on sale of headquarters building.................            -----                    -----                       14,870
Other expense (income), net ..........................             (366)                   1,035                        3,754
                                                          --------------          ---------------             ----------------
Loss from continuing operations before income taxes...          (19,947)                 (15,934)                     (24,222)

Income tax expense (Note 11)..........................            3,572                   27,674                        3,223
                                                          --------------          ---------------             ----------------
Loss from continuing operations.......................          (23,519)                 (43,608)                     (27,445)

Extraordinary (gain) loss, net of tax expense of $437
 (Note 10)............................................             (704)                   -----                         -----
                                                          -------------           ---------------             ----------------

Net loss..............................................        $(22,815)                 $(43,608)                    $(27,445)
                                                          =============           ===============             ================

Net basic and diluted loss per share (Note 2):
     Continuing operations............................         $ (1.36)                 $  (2.50)                    $  (1.57)
     Extraordinary gain (loss)........................            0.04                      ----                         ----
                                                          -------------           ---------------             ----------------
     Net loss.........................................         $ (1.32)                 $  (2.50)                    $  (1.57)
                                                          =============           ===============             ================

Weighted average common shares outstanding (Note 2)...          17,319                    17,414                       17,515
                                                          =============           ===============             ================

See accompanying notes to consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     FISCAL YEAR ENDED
                                                                 -------------------------------------------------------------
                                                                 JANUARY 2, 1999      JANUARY 1, 2000        DECEMBER 30, 2000
                                                                 ---------------      ---------------        -----------------
Cash flows from operating activities:
     Net loss..................................................      $(22,815)            $(43,608)              $(27,445)
     Adjustments to reconcile net loss to net cash
     provided by (required for) operating activities:
     Provision for restructuring and impairment actions,
       less cash payments of $2,438 and $270,
       respectively............................................        -----                 8,335                  6,801
     Extraordinary loss on write-off of deferred
       financing fees..........................................          809                 -----                  -----
     Extraordinary gain on cancellation of convertible
       notes...................................................       (1,950)                -----                  -----
     Depreciation of property, plant and equipment.............        3,939                 4,640                  4,199
     Amortization of intangible assets.........................          468                   200                  -----
     Amortization of current assets in excess of
        reorganization value...................................       (2,078)                (2,078)               (2,077)
     Amortization of note discount/warrants....................          189                    614                   420
     Gain on sale of property, plant and equipment.............       (1,042)                  ----               (12,956)
     Amortization of deferred compensation.....................          217                    580                   475
     Deferred tax provision....................................       (4,637)                24,757                 1,525
Changes in assets and liabilities:
     Receivables...............................................       14,937                 16,355                 6,330
     Inventories...............................................       23,423                 (5,328)               36,197
     Prepaid expenses and other current assets.................        1,294                  4,424                  (269)
     Accounts payable and accrued expenses.....................       (8,707)                 1,427                  (995)
     Income taxes payable......................................        6,858                   (881)                  255
     Other long-term assets and liabilities....................      (10,347)                 1,230                  (870)
                                                                  -----------          -------------        --------------
         Net cash provided by operating activities.............          558                 10,667                11,590
                                                                  -----------          -------------        --------------
Cash flows from investing activities:
     Proceeds from disposal of assets..........................        1,169                  -----                14,859
     Additions to property, plant and equipment................       (4,787)                (2,718)                 (276)
                                                                  -----------           ------------        --------------
         Net cash (used) provided by investing
             activities........................................       (3,618)                (2,718)               14,583
                                                                  ----------            ------------        --------------
Cash flows from financing activities:
     Net proceeds from exercise of stock options...............           11                   ----                  ----
     Net proceeds from exercise of warrants....................         ----                    268                  ----
     Net proceeds from sale of common stock....................         ----                    151                    50
     Net proceeds from (payment of) short-term debt............          169                 (7,192)               (1,462)
     Net proceeds from (payment of) new credit facility........      (23,011)                (2,282)              (23,727)
     Net proceeds from issuance of senior secured notes........       24,000                   ----                  ----
                                                                   ----------           ------------         -------------
         Net cash provided by (required for) financing
           activities..........................................        1,169                 (9,055)              (25,139)
                                                                   ----------           ------------         -------------
Effect of foreign currency rate fluctuations on cash and
  cash equivalents.............................................         (573)                   137                  (433)
                                                                   ----------           ------------         -------------
Net increase (decrease) in cash and cash equivalents...........       (2,464)                  (969)                  601
Cash and cash equivalents at beginning of period...............        5,738                  3,274                 2,305
                                                                   ----------           ------------         -------------
Cash and cash equivalents at end of period.....................      $ 3,274                $ 2,305               $ 2,906
                                                                   ==========           ============         =============
Supplemental Disclosures:
     Cash payments for income taxes, net.......................      $ 1,803                $ 2,441               $ 1,955
                                                                   ==========           ============         =============
     Cash payments for interest................................      $17,083                $19,327               $13,557
                                                                   ==========           ============         =============

See accompanying notes to consolidated financial statements.

                        CONVERSE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
               (Dollars in thousands, except per share amounts)

                                  Total                                   Accumulated
                               Stockholders'                  Retained       Other                    Additional
                                  Equity     Comprehensive    Earnings   Comprehensive     Common      Paid-in         Unearned
                              (Deficiency)   Income (Loss)   (Deficit)      Income          Stock      Capital       Compensation
                              ------------   ------------    ---------   -------------     ------     ----------     ------------
Balance, January 3, 1998...    (47,982)                      (65,314)       (2,257)        17,318          2,271               --
Comprehensive income
  (loss)...................
  Net Loss.................    (22,815)        (22,815)      (22,815)
  Other comprehensive
   income (loss), net of
   tax
   Foreign currency
   translation adjustments.        819             819                         819
                                              ---------
Comprehensive income
  (loss)...................                   $(21,996)
                                              =========
Exercise of common stock
  options..................         11                                                           2             9
Issuance of common stock
  warrants (Note 9)........        440                                                                       440
Issuance of restricted
  stock (Note 13)..........         --                                                                       975             (975)
Amortization of unearned
  compensation.............        217                                                                                        217
                              --------                       --------      -------         -------       -------          -------
Balance, January 2, 1999       (69,310)                      (88,129)       (1,438)         17,320         3,695             (758)
Comprehensive income
  (loss)...................    (43,608)        (43,608)      (43,608)
  Net loss.................
  Other comprehensive
    income (loss), net of
    tax,
    Foreign currency
    translation adjustments       (552)           (552)                       (552)
                                              ---------
Comprehensive income
  (loss)...................                   $(44,160)
                                              --------
Employee stock purchase plan
  share issuance...........        151                                                          68            83
Exercise of warrants.......        194                                                          91           103
Issuance of restriced
  stock (Note 13)..........         --                                                                       968             (968)
Cancellation of restricted
  stock....................         --                                                                       (85)              85
Amortization of unearned
  compensation.............        580                                                                                        580
                              --------                       --------      -------         -------       -------          -------
Balance, January 2, 1999...  $(112,545)                     $(131,737)     $(1,990)        $17,479       $ 4,764          $(1,061)
Comprehensive income
  (loss)...................    (27,445)        (27,445)       (27,445)
  Other comprehensive
   income (loss), net of
   tax
   Foreign currency
   translation adjustments.       (730)           (730)                       (730)
                                              --------
Comprehensive income (loss)                   $(28,175)
Employee stock purchase                       ========
  plan share issuance.....          50                                                          57            (7)
Cancellation of restricted
  stock...................          --                                                                      (308)            (308)
Amortization of unearned
  compensation............         475                                                                                        475
                              --------                       --------      -------         -------       -------          -------
Balance, December 30,
  2000....................   $(140,195)                     $(159,182)     $(2,720)        $17,536       $ 4,449          $  (278)
                             =========                      =========      =======         =======       =======          =======

         See accompanying notes to consolidated financial statements.

                         CONVERSE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       SUMMARY OF BUSINESS OPERATIONS AND BASIS OF ACCOUNTING

         Converse Inc. ("Converse" or the "Company") is a leading global designer, manufacturer and marketer of high quality athletic footwear for men, women and children and a global licensor of sports apparel, accessories and selected footwear. Converse's principal markets are the United States, Europe and the Pacific Rim.

         Subsequent to December 30, 2000, the Company voluntarily filed a petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Proceedings") on January 22, 2001. Although the Company's bankruptcy raises doubt about the Company's ability to continue as a going concern, the accompanying financial statements have been prepared on a going concern basis. This basis contemplates the continuity of operations, the realization of assets, and the discharge of liabilities in the ordinary course of business. The financial statements present the assets of the Company at historical cost and not at their realizable value on a liquidation basis. Liabilities of the Company are presented at face value on December 30, 2000 in the financial statements. In the Bankruptcy Proceedings, substantially all of the liabilities as of the filing date are subject to settlement under a plan of reorganization. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization requiring court approval, and accordingly, are not presently determinable. As such, the Company's financial statements do not present the amounts which may ultimately be paid to settle liabilities or contingencies that may be allowed in the Bankruptcy Proceedings. The interests of common shareholders could, among other things, be substantially diluted or eliminated as a result of the Bankruptcy Proceedings. The financial statements do not include the effect of any changes that may be made to the capitalization of the Company. The final proposal and plan of reorganization as approved could materially change the amounts currently included in the December 30, 2000 financial statements.

2.       SIGNIFICANT ACCOUNTING POLICIES

         The major accounting policies of Converse are set forth below.

Fiscal year

         Converse's fiscal year end is the Saturday closest to December 31 in each year. For 2000, Converse's fiscal year ended on December 30, 2000 ("Fiscal 2000"), for 1999, Converse's fiscal year ended on January 1, 2000 ("Fiscal 1999"), and for 1998, Converse's fiscal year ended on January 2, 1999 ("Fiscal 1998").

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

Fair value of financial instruments

         The carrying amount of cash, cash equivalents, trade receivables and trade payables approximates their fair value because of the short maturity of these financial instruments. Except for the Convertible Notes (See Note 9), at December 30, 2000, the carrying amount of the Company's long-term instruments approximates fair value, which is estimated based on market values for similar instruments (See Note 1). At December 30, 2000, the fair value of the $74,300 Convertible Notes was $8,173, as estimated using quoted market prices.

Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, plant and equipment

         Property, plant and equipment are recorded at cost when acquired. Expenditures for improvements are capitalized while normal repairs and maintenance are expensed as incurred. When properties are disposed of, the related cost and accumulated depreciation or amortizations are removed from the accounts, and gains or losses on the dispositions are reflected in results of operations. For financial reporting purposes, Converse utilizes the straight-line method of computing depreciation and amortization while accelerated methods are used for tax purposes. Such expense is computed based on the estimated useful lives of the respective assets.

Impairment of long-lived assets

         The Company reviews long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis or current appraisal value (See Note 4).

Current assets in excess of reorganization value and distribution

         Prior to November 17, 1994, Converse was a wholly-owned subsidiary of Furniture Brands International, Inc. ("Furniture Brands"), which until March 1, 1996 was named INTERCO INCORPORATED. On November 17, 1994, Furniture Brands distributed to the holders of Furniture Brands common stock all outstanding shares of common stock of Converse.

         In 1992, in connection with reorganization under the bankruptcy code, Furniture Brands and its domestic subsidiaries, including Converse, were required to adopt "fresh-start" reporting. As a result of adopting "fresh-start" reporting, Converse recorded current assets in excess of reorganization value of approximately $41,553. This deferred credit is being amortized on a straight-line basis over a 20 year period.

Foreign currency transactions

         Assets and liabilities of international operations are translated into U.S. dollars at current exchange rates. Income and expense accounts and cash flows are translated into U.S. dollars at average rates of exchange prevailing during the period. Adjustments resulting from the translation of foreign functional currency financial statements into U.S. dollars are recorded in a separate component of stockholders' equity. Other foreign currency transaction gains and losses are included in the determination of net income.


         The Company has used foreign exchange forward contracts and foreign currency options to protect the Company from the effects of changes in foreign exchange rates. These instruments do not qualify for hedge accounting. Option premiums are amortized over the respective life of the instrument. During the year ended December 30, 2000, the Company realized a net gain of $55 on forward contracts. At December 30, 2000, the Company had no outstanding foreign exchange forward contracts or foreign currency options. During the year ended January 1, 2000, the Company recorded amortization expense of $225 with respect to the currency options. At January 1, 2000, the Company had open foreign exchange forward contracts totaling $2,825 with a maximum remaining term to maturity of less than one year. The Company recorded unrealized losses totaling $154 on these open forward contracts for the year ended January 1, 2000. The Company recorded realized gains of $1,271 and $108 on exercised currency options and closed forward contracts, respectively, during the year ended January 1, 2000.


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

Earnings per share

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") was issued which supersedes the old methodology for calculation of earnings per share, as promulgated under Accounting Principles Board Opinion No. 15. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution as a result of unexercised stock options and convertible subordinated debentures) and "diluted" earnings per share. For the fiscal years ended, January 2, 1999, January 1, 2000 and December 30, 2000 basic and diluted earnings per share are the same.

Concentration of risk

         Converse purchases dyed canvas raw material primarily from four dye houses. Additionally, Converse sources certain footwear production from the Far East. One manufacturer produces approximately 43% of the Company's sourced products. A change in the Company's largest dye house or in its largest Far East manufacturer could cause a delay in manufacturing; however, management does not expect such a change to impact long-term supply due to the existence of alternative suppliers.

         Financial instruments which potentially expose the Company to concentration of credit risk include trade accounts receivable and foreign currency options and forward contracts. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their international dispersion (See also Note 18). In addition, the Company maintains reserves for potential credit losses, and such losses, in the aggregate, have not exceeded management expectations. Concentration of credit risk with respect to foreign currency options and forward contracts is limited because the Company maintains these financial instruments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any institution.

Reclassifications

         Certain amounts in the prior year financial statements and related notes have been reclassified to conform with the Fiscal 2000 presentation.


3.       CHANGES IN BUSINESS AND SUBSEQUENT EVENTS

         2000 Operating Losses and 2001 Plan

         Over the past two years, Converse has been adversely affected by the downturn and continued weakness in the athletic footwear and apparel market. Converse's net sales have decreased 24.9% and 11.1% in Fiscal 1999 and Fiscal 2000, respectively. At December 30, 2000, the Company had a working capital deficit of $133,141.

         At December 30, 2000, the Company was in default of certain financial covenants contained in its Credit Facility, Secured Notes and Convertible Notes resulting in all debt being currently due and classified as short term on the Company's consolidated balance sheet. On January 22, 2001, the Company voluntarily filed a petition to reorganize as a debtor in possession under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Proceedings") in the U.S. District Court for the District of Delaware (the "Bankruptcy Court"). Some of the actions that have been implemented by management during the Bankruptcy Proceedings include the following:

o The Company's manufacturing facilities in Lumberton, NC, Mission, TX and Reynosa, Mexico were closed down effective March 31, 2001.

o The Company reduced its general overhead expenses by terminating 28 corporate employees located at its headquarters office in North Reading, Massachusetts.

o The Company completed its conversion of the remaining Western European subsidiaries (in the territories of France, Germany, Scandinavia and the United Kingdom) into third party licensee arrangements.

o In January 2001, the Company closed 6 of its retail store outlets in the United States and 1 in the United Kingdom.

         Following a bidding process approved by the Bankruptcy Court, Converse entered in an Asset Purchase Agreement (the "APA") with Footwear Acquisition, Inc. ("Footwear Acquisition") providing for a sale of substantially all of the Company's assets, including trademarks and other intellectual property, certain contracts, accounts receivable and inventory, for a purchase price of $117.5 million. The APA was approved by the Bankruptcy Court following a hearing on April 12, 2001. The closing under the APA is scheduled to be held on April 30, 2001. The purchase price under the APA is subject to adjustment based on the level of accounts receivable and inventory of Converse as of the closing date, and a portion of the purchase price is to be deposited into escrow pursuant to the terms of the APA.

         The APA does not provide for the sale of the Company's manufacturing facilities and the equipment located therein or for the sale of certain other non-material assets of the Company. The Bankruptcy Court has approved a procedure for the sale of those assets and the Company intends to proceed with the sale of such assets. Proceeds from the sale under the APA and other sales will be applied to the payment of expenses and creditor claims under the supervision of the Bankruptcy Court.

         The Company is advised that Footwear Acquisition intends to continue the business of the Company following closing of the sale under the APA. The Company expects that some of its employees will join Footwear Acquisition after the sale.

         The APA contains a number of conditions to the obligations of the parties to complete the sale, and there can be no assurance that the sale provided for in the APA will be completed.

4.       RESTRUCTURING, ASSET IMPAIRMENT AND OTHER UNUSUAL CHARGES

         During Fiscal 2000, Converse recorded restructuring and asset impairment charges of $7,071, net of reversals. Converse recorded a restructuring charge of $415 in the fourth quarter of 2000 for severance and related benefits related to a workforce reduction of 28 employees in its research and development, marketing and distribution functions. The Company incurred less than anticipated severance costs related to its 1999 corporate restructuring initiative and reversed reserves of $285. The Company also had lower than anticipated restructuring costs related to the R&D building lease termination reserve and the contract termination reserve resulting in the reversal of restructuring costs of $136 and $242, respectively. An additional restructuring charge of $276 was recorded related to the write-off of the cumulative translation adjustment for the Benelux subsidiary. Charges of $364 were recorded for severance and lease termination costs related to the completion of the conversion of its European subsidiaries. Also during the fourth quarter of fiscal 2000, the Company recorded an impairment loss of $6,680 associated with long-lived assets at corporate, retail stores, and the Company's leased manufacturing plants in Mission, Texas and Reynosa, Mexico. The impairment was recognized when the future undiscounted cash flows of each facility were estimated to be insufficient to recover their related carrying values. As such, the carrying values of these assets were written down to the Company's estimates of fair value. Fair value was based on current appraisal values and other estimates and, accordingly, actual results could vary significantly from such estimates. At December 30, 2000, these assets and the assets at the Company's manufacturing facility in Lumberton, NC have a remaining carrying amount of $6,255 million. At December 30, 2000, $3,206 of the restructuring charges recorded remain in current liabilities on the balance sheet.

         In the first quarter of 2001, the Company will record additional restructuring and inventory charges relating to: (i) the write-off of cumulative translation adjustments for Germany, France, Scandinavia and U.K. subsidiary conversions effective January 1, 2001 approximating $931; (ii) severance charges for manufacturing employees terminated on March 31, 2001 and (iii) inventory charges for excess raw materials at the time of the factory closings.

         During 1999, Converse recorded restructuring and other unusual charges of $9,368 relating primarily to initiatives aimed at reducing future operating costs, including global distribution, marketing, selling and administrative costs. Principal costs included in the charge were: (i) costs for employee severance and related benefits for the termination of 49 corporate employees;
(ii) lease termination and fixed asset write-down costs related to the closing of five unprofitable retail stores; (iii) lease termination costs related to the Company's R&D facility; (iv) termination costs related to endorser contracts; and (v) severance, fixed asset write-down and lease termination costs of converting wholly-owned subsidiaries with foreign operations into licensee/distributor agreements.



         The following table summarizes the Fiscal 1999 and Fiscal 2000 activity relating to these initiatives:

                                                    R&D Building
                                  Corporate             and          Impairment of       Contract     Conversions of
                             Employee Severance     Retail Store      Long-Lived       Termination     Subsidiaries
                              & Related Costs         Closings          Assests           Costs       into Licensees       Total
                              ---------------         --------          -------           -----        -------------       -----
1999 Restructuring Accrual            $1,485            $864              ----           $1,667           $5,352          $ 9,368
Charges/Write-offs                      (350)            ---               ---             ---            (1,345)          (1,695)
                                -------------    -------------     ------------    -------------    -------------     -------------
January 1, 2000 Balance               $1,135            $864              ----          $1,667            $4,007          $ 7,673

2000 Restructuring Accrual               415            ----             6,680            ----              ----            7,095
Changes in Estimates                    (285)           (136)             ----            (242)              639              (24)
Charges/Write-offs                    (1,120)           (717)           (6,680)           (284)           (2,737)         (11,538)
                                -------------    -------------     ------------    -------------    -------------     -------------
December 30, 2000 Balance               $145             $11              ----           $1,141           $1,909          $ 3,206
                                =============    =============     ============    =============    =============     =============


5.       GAIN ON SALE OF TRADEMARKS

         On November 29, 1999, the Company completed the sale of all its non-footwear trademarks in Japan and the assignment of its Japanese non-footwear trademark license agreements to Itochu Corporation for $25,000 cash. The Company used the proceeds from the sale to pay down bank debt and provide additional working capital. The licensees represented by these trademarks generated royalty income of $4,200 in Fiscal 1999 and $5,900 in Fiscal 1998. Royalty income adjusted to eliminate the Japanese non-footwear trademarks was $16,300 in Fiscal 1999 and $14,300 in Fiscal 1998.

6.       INVENTORIES

         Inventories are summarized as follows:
                                          JANUARY 1, 2000     DECEMBER 30, 2000
                                          ---------------     -----------------
           Retail merchandise..........       $ 4,020              $ 3,554
           Finished products...........        64,589               32,011
           Work-in-process.............         4,120                2,978
           Raw materials...............         3,685                1,591
                                           -----------        -------------
                                             $ 76,414             $ 40,134
                                           ===========        =============


The inventory reserves were increased from $2,415 at January 1, 2000 to $7,542 at December 30, 2000 of which $1,797 was recorded in the fourth quarter of Fiscal 2000 in order to properly state inventory at lower of cost or market.

7.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following:

                                                 ESTIMATED
                                                   USEFUL
                                                LIFE (YEARS)           JANUARY 1, 2000            DECEMBER 30, 2000
                                                -----------            ---------------            -----------------
            Building and leasehold
             improvements.................         5 - 10                   $8,198                     $4,058
            Machinery and equipment.......         3 - 11                   15,103                     12,584
            Furniture and fixtures........         5 - 8                     2,984                      2,416
            Office and computer equipment.           7                      11,749                      9,285
                                                                        -----------                -----------
                                                                            38,034                     28,343
         Less accumulated depreciation....                                  19,179                     22,088
                                                                        -----------                -----------
                                                                          $ 18,855                    $ 6,255
                                                                        ===========                ===========

8.       ACCRUED EXPENSES

         Accrued expenses consisted of the following:

                                          JANUARY 1, 2000     DECEMBER 30, 2000
                                          ---------------     -----------------
           Employee compensation.......           $3,348                $4,966
           Advertising and promotion......           514                   157
           Accrued interest............              829                 6,023
           Restructuring, asset
             impairment and other
             unusual charges............           7,673                 3,206
           Other...................                2,699                 2,036
                                            -------------         -------------
                                                 $15,063              $ 16,388
                                            =============         =============

9.       DEBT

         Debt consisted of the following:

                                         JANUARY 1, 2000       DECEMBER 30, 2000
                                         ---------------       -----------------
      Current:
             Short-term debt............    $ 1,951                 $   427
             Credit facility............     71,551                  47,824
             Senior secured notes
              (net of unamortized
              discount and warrants)....     28,223                  28,643
             Convertible subordinated
              notes                           -----                  74,265
      Long-Term:
             Convertible subordinated
              notes....................      74,265                   -----

Short-term debt

         During Fiscal 2000, operating subsidiaries of the Company maintained asset based financing arrangements in certain European countries with NMB-Heller, N.V. or its affiliate. In general, these financing arrangements allowed the Company to borrow against varying percentages of eligible customer receivable balances based on pre-established credit lines, along with varying percentages of inventory, as defined. Interest was payable at the respective lender's base rate plus 1.5% (varying by country from 4.25% to 9.25% at December 30, 2000). As of January 1, 2001 all remaining operating subsidiaries in Europe (France, United Kingdom, Scandinavia and Germany) have been converted to third-party licensing arrangements. Accordingly, all outstanding debt in connection with these European asset-based financing arrangements was repaid during the first quarter of 2001.

Credit facility

         Simultaneously with the issuance of the $80,000 principal amount of 7% Convertible Subordinated Notes (the "Convertible Notes") in May 1997 (see below), the Company entered into a new $150,000 secured credit agreement (the "Credit Facility") with BT Commercial Corporation ("BTCC") for revolving loans, letters of credit, foreign exchange contracts and banker acceptances and repaid the indebtedness under the Company's then existing credit agreement. In July 1997, BTCC, as agent, syndicated the Credit Facility to a group of participating lenders (the "Banks"). In September 1998, the Credit Facility was amended to decrease the commitment from $150,000 to $120,000 in conjunction with the issuance of the Secured Notes (see below). In November 1999, the Company reduced the commitment from $120,000 to $90,000. In October 2000, the Credit Facility was amended to reduce the commitment to $80,000. In December 2000 in connection with the receipt of net cash proceeds of $14,215 from the sale of the Company's headquarters office building in North Reading, Massachusetts, the commitment was reduced to $68,785. The amount of credit available to the Company at any time was limited by a borrowing base formula, as defined in the Credit Facility, consisting primarily of U.S. accounts receivable and inventory (the "Borrowing Base"). In order to receive the required consents for the sale of the office building in December 2000 from the Company's secured lenders, the Company entered into a Consent Agreement with the Banks whereby Excess Proceeds (as defined therein) of $3,000 were reserved for against the Borrowing Base thereby not allowing any incremental availability to the Company under the Credit Facility as a result of this transaction. The aggregate of letters of credit, foreign exchange contracts and banker acceptances may not exceed $40,000 at any time; revolving loans are limited only by the Credit Facility's maximum availability less any amounts outstanding for letters of credit, foreign exchange contracts or banker acceptances.

         The Credit Facility was amended in October 2000 to expire as of December 31, 2001. The total revolving loans and banker acceptances outstanding under the Credit Facility of $47,824 are classified as current due to the Events of Default as more fully described below and due to the Company's lockbox arrangement (whereby payments by the Company's customers are deposited in a lockbox controlled by the Banks) and certain clauses contained in the Credit Facility regarding mandatory repayment that involve subjective judgments by the Banks.

         In May 1999 the Company's Credit Facility was amended to allow for $6,000 of additional borrowing base through July 31, 1999. Subsequent amendments to the Credit Facility extended this additional borrowing base from July 31, 1999 through July 31, 2000. As of August 1, 2000, the $6,000 of additional borrowing base expired and is no longer in effect. As of December 30, 2000, the borrowing base was $52,180. Utilization under the Credit Facility at year-end amounted to $51,818 consisting of revolving loans of $38,120, banker acceptances of $9,704 and outstanding letters of credit of $3,994. Accordingly, $362 of the maximum available borrowing base remained unutilized as of December 30, 2000.

         Revolving loans under the Credit Facility bear interest either at the Prime Lending Rate (as defined therein) plus one and one-half percent (1.50%) per annum as amended effective October 27, 2000 (previously 1.00%) or at the Adjusted LIBOR Rate (as defined therein) plus a margin of three and one-half percent (3.50%) per annum as amended effective October 27, 2000 (previously 3.00%). At December 30, 2000, revolving loans outstanding under the Credit Facility bore interest of 10.51% based upon the weighted average of the Prime Lending Rate and the Adjusted LIBOR Rate. Obligations under the Credit Facility are secured by first priority liens on substantially all of the Company's U.S. assets. The Credit Facility requires compliance with customary affirmative and negative covenants, including certain financial covenants. At December 30, 2000 the Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Credit Facility and such failure to comply constitutes an Event of Default under the Credit Facility. Also, the default in payment of interest due with respect to the Convertible Notes (see below) and the default in the payment of principal and interest due with respect to the 15% Senior Secured Notes (see below) constitute Events of Default under the Credit Facility. In October 2000, the Company entered into an agreement (the "Forbearance Agreement') with the Banks whereby the Banks agreed to forbear the exercise of rights and remedies under the Credit Facility in respect of these defaults until the earlier of January 31, 2001, the date that the required lenders (as defined in the Credit Facility) notify the agent that the Facility has been terminated or such other date as certain defaults or other events specified in the Forbearance Agreement occur. In November 2000, the Company paid a fee of $200 with respect to the implementation of the Forbearance Agreement.

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

         In May 1997, the Company paid a funding fee with respect to the Credit Facility of 2% of the total commitment, or $3,000, to BTCC. The Company has capitalized these fees (adjusted for a write-off to extraordinary loss of $442 in the funding fee when the commitment was reduced from $150,000 to $120,000 in September 1998, a write-off of $302 to interest expense when the commitment was reduced from $120,000 to $90,000 in November 1999 and a write-off of $62 to interest expense when the commitment was reduced from $90,000 to $80,000 in October 2000) and is amortizing these costs over the term of the Credit Facility. Amendment fees totaling $639 were expensed during 2000. Accordingly, unamortized financing fees relating to the Credit Facility recorded in other assets on the consolidated balance sheet of the Company, were $726 at December 30, 2000. These fees will be written off at the time the debt is extinguished.

         On January 12, 2001 the Company and the Banks entered into the Fourteenth Amendment to the Credit Agreement whereby, among other things, the Fixed Asset Reserve (as defined therein) was changed to allow the Company to utilize up to $6,000 of incremental availability. On January 22, 2001, the Company became a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code and in connection therewith entered into a post-petition credit facility (the "Postpetition Credit Facility") with the Banks. Pursuant to entering into the Fourteenth Amendment to Credit Agreement and the Postpetition Credit Facility, the Company paid fees of $688 in January 2001 and $394 in February 2001 to the Banks. An additional fee of $250 is payable on April 15, 2001 if the Fixed Asset Reserve (as defined therein) is not equal to, or greater than, $8,895 on February 28, 2001.

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

         The Secured Notes require compliance with customary affirmative and negative covenants, including certain financial covenants, substantially the same as the requirements contained in the Credit Facility. The Company defaulted on the payment of principal and interest due in September 2000 with respect to the Secured Notes. The Company was not in compliance with the minimum EBITDA (as defined therein) covenant contained in the Secured Notes agreement for the nine month period ending September 30, 2000 and such failure to comply constitutes an Event of Default under the Secured Notes. Additionally, under the terms of the Third Supplement to Note Purchase Agreements (the "Third Supplement") executed in June 2000, the Company may not borrow amounts as revolving loans under the Credit Facility if such amounts would exceed the maximum permitted amount available to borrow less $5,750. With the expiration of the $6,000 additional borrowing base as of August 1, 2000 (see above), the Company has failed to maintain availability under the Credit Facility in excess of the $5,750 required by the Third Supplement and such failure is a continuing default under the Secured Notes. Also, the default in payment of interest due with respect to the Convertible Notes (described below) constitutes an Event of Default under the Secured Notes. In October 2000 the Company and the Holders of the Secured Notes executed the Fourth Supplement to Note Purchase Agreement and Standstill Agreement (the "Fourth Supplement") whereby the Holders of the Secured Notes agreed to forbear from exercising remedies under the Secured Notes until the earlier of January 31, 2001 or such other date as certain defaults or other events specified in the Fourth Supplement occur. As a condition to the effectiveness of the Fourth Supplement, the Company paid $1,468 of interest due under the Secured Notes through October 31, 2000 and a supplement fee of $72.

         On January 11, 2001, the Holders of the Secured Notes consented to the aforementioned Fourteenth Amendment to Credit Agreement to increase availability to the Company by $6,000. In connection with this consent, the Company paid a transaction fee of 1% of the outstanding amount of the Secured Notes, or $286. On January 22, 2001 the Company became a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code and in connection therewith entered into the Postpetition Credit Facility. On January 22, 2001, the Company entered into the Fifth Supplement to Note Purchase Agreements (the "Fifth Supplement") whereby consent and approval of the Holders of the Secured Notes was obtained to enter into the Postpetition Credit Facility. In connection with this Fifth Supplement, the following transaction fees were agreed to as of January 22, 2001: (1) a payment in kind, in lieu of cash, of 3% of the outstanding principal amount of the Secured Notes by increasing the outstanding principal amount from $28,643 to $29,502, (2) 0.5% of the outstanding principal amount, or $148, if the Fixed Asset Reserve (as defined therein) is not equal to, or greater than, $8,895 on February 28, 2001, and (3) 0.5% of the outstanding principal amount, or $148, if the Fixed Asset Reserve (as defined therein) is not equal to, or greater than, $8,895 on April 15, 2001. Also effective January 22, 2001, under the Fifth Supplement, interest accrues at the rate of 18% per annum on the unpaid principal amount of the Secured Notes; 15% per annum payable monthly in arrears and 3% per annum payable at the time of final payment of the principal balance outstanding under the Secured Notes.

         The Secured Notes are classified under current liabilities on the Company's consolidated balance sheet as of December 30, 2000 as the principal amount is in default and is due.

         Upon issuance of the Series A Secured Notes the Company received gross proceeds of $24,000 after discount from the face amount of $858. The Company amortized this discount over 24 months to September 16, 2000. In connection with the issuance of the Series A Secured Notes, the Company issued warrants to purchase 360,000 shares of the Company's common stock to the purchasers and paid funding fees to certain purchasers amounting to $350. The warrants were valued at $1.22 per share, vested immediately and expire on May 21, 2002. In May 1999 warrants to purchase 91,412 shares of the Company's common stock were exercised at $2.9375 per share. Warrants outstanding on December 30, 2000 were 268,588. The total warrant valuation of $440 (adjusted for $75 of the unamortized bond discount relating to warrants exercised in May 1999) was considered additional bond discount and was amortized over a 24 month period to September 16, 2000. The Company paid a placement fee of 4% of the gross proceeds, or $960, with respect to the Series A Secured Notes. The Series A Secured Notes carry a second priority perfected lien on substantially all the U.S. assets of the Company.

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

Convertible subordinated notes

         On May 21, 1997, the Company completed the sale of $80,000 of Convertible Notes due June 1, 2004. As discussed above, in September 1998 the Company received, and subsequently cancelled, $5,735 of Convertible Notes in exchange for the issuance of the Series B Secured Notes leaving $74,265 face amount of Convertible Notes outstanding as of December 30, 2000. The Convertible Notes are subordinated to all existing and future Senior Indebtedness (as defined therein). The Convertible Notes are convertible at any time prior to maturity, unless previously redeemed, into common stock of the Company, at the option of the Holder, at a conversion price of $21.83 per share, subject to adjustment in certain events. In addition, the Convertible Notes may be redeemed, in whole or in part, at the option of the Company, at any time on or after June 5, 2000 at the redemption prices set forth therein plus accrued interest to the date of redemption. Interest is payable semi-annually on June 1 and December 1, commencing on December 1, 1997. The Company did not make semi-annual interest payments due on June 1, 2000 and December 1, 2000 with respect to the Convertible Notes. The interest payments remain outstanding and constitute an Event of Default under the related indenture. On August 4, 2000, the trustee under the indenture for the Convertible Notes sent Converse a letter stating that Holders of more than twenty-five percent (25%) of the Convertible Notes had directed it to declare the full amount of principal and interest under the Convertible Notes to be due and payable. Accordingly, the entire principal amount and related interest of the Convertible Notes is now due and classified as current liabilities on the Company's consolidated balance sheet.

         The Company capitalized deferred note issuance costs of $3,673 in conjunction with the issuance of the Convertible Notes. These deferred costs are being amortized over the seven-year life of the Convertible Notes. Unamortized bond issue fees of $151 with respect to the Convertible Notes exchanged in September 1998 were written off as an extraordinary loss in 1998. Accordingly, unamortized convertible note issuance costs, recorded as other assets on the consolidated balance sheet of the Company, were $1,689 at December 30, 2000. These fees will be written off at the time the Convertible Notes are extinguished.

Total interest expense consisted of the following:

                                                                                     FISCAL YEAR ENDED
                                                       -----------------------------------------------------------------------------
                                                       JANUARY 2, 1999                JANUARY 1, 2000              DECEMBER 30, 2000
                                                       ---------------                ---------------              -----------------

  Interest on short-term debt
    and Credit Facility..............                      $7,829                         $6,858                          $7,119
  Interest on Convertible Notes..........................   5,346                          5,199                           5,199
  Amortization of Convertible Notes
    issuance costs......................................      668                             498                            498
  Credit line fees and other fees........................   1,380                           1,506                          1,431
  Amortization of Credit Facility
    financing fees.......................................     604                           1,727                          1,231
  Amortization of Secured Notes
    issuance costs.......................................     421                           1,445                          1,107
  Interest on Secured Notes..............................   1,277                           4,296                          4,392
  European Factoring Fees................................     962                             772                            418
                                                         --------                        -------                        --------
                                                         $ 18,487                        $ 22,301                       $ 21,395
                                                         ========                        ========                       =========

Interest on Convertible Notes was accrued but not paid since December 1, 1999. As of December 30, 2000 accrued interest with respect to the Convertible Notes is $5,698 and is classified in current liabilities on the Company's consolidated balance sheet.


10.      EXTRAORDINARY (GAIN) LOSS

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

11.      INCOME TAXES

         The domestic and foreign components of income (loss) from continuing operations before income taxes were as follows:

                                                                                    FISCAL YEAR ENDED
                                                       -----------------------------------------------------------------------------
                                                       JANUARY 2, 1999              JANUARY 1, 2000               DECEMBER 30, 2000
                                                       ---------------              ---------------               -----------------
                  Domestic..................              $(4,040)                     $ (9,391)                        $ (16,742)
                  Foreign...................              (15,907)                       (6,543)                           (7,480)
                                                         ---------                    ----------                        ----------
                                                         $(19,947)                    $ (15,934)                        $ (24,222)
                                                         =========                    ==========                        ==========

         Income tax expense (benefit) related to continuing operations was comprised of the following:

                                                                                          FISCAL YEAR ENDED
                                                       -----------------------------------------------------------------------------
                                                       JANUARY 2, 1999               JANUARY 1, 2000               DECEMBER 30, 2000
                                                       ---------------               ---------------               -----------------
Current:
                  Federal..................                 ----                           ----                           ----
                  State....................                $ 501                         $  422                         $  383
                  Foreign..................                2,848                          2,495                          1,593
                                                         --------                     ----------                      ---------
                                                           3,349                          2,917                          1,976
                                                         --------                     ----------                      ---------
Deferred:
                  Federal..................                  281                         21,084                          1,312
                  State....................                  (58)                         3,673                            (65)
                                                         --------                     ----------                      ---------
                                                             223                         24,757                          1,247
                                                         --------                     ----------                      ---------
                                                         $ 3,572                       $ 27,674                        $ 3,223
                                                         ========                     ==========                      =========

         The following table reconciles the differences between the Federal corporate statutory rate and Converse's effective income tax rate:

                                                                             FISCAL YEAR ENDED
                                                    --------------------------------------------------------------------------------
                                                    JANUARY 2, 1999             JANUARY 1, 2000                DECEMBER 30, 2000
                                                    ---------------             ---------------               -----------------
Federal corporate statutory tax rate (benefit)...         (35.0)%                 (35.0)%                       (35.0)%
State taxes (benefit), net of Federal tax effect.         (0.9)                   (1.3)                         (1.2)
Foreign income taxes.............................         8.5                     9.7                           4.0
Valuation allowance..............................         47.2                    202.4                         37.5
Other............................................         (1.9)                   (2.1)                         8.0
                                                       ---------               ----------                    ----------
Effective income tax (benefit) rate..............         17.9%                   173.7%                        13.3%
                                                       =========               ==========                    ==========

         Deferred income taxes reflect the effect of temporary differences between the tax basis of assets and liabilities and the reported amounts of assets and liabilities for financial reporting purposes net of any valuation allowance. Converse's deferred tax assets and liabilities at January 1, 2000 and December 30, 2000 consisted of the following:

                                                                               JANUARY 1, 2000       DECEMBER 30, 2000
                                                                               ---------------       -----------------
Deferred tax assets:
                  Tax benefit of loss carryforwards.............................   $ 55,538             $ 65,037
                  Expense accruals..............................................      4,448                3,622
                  Receivable, inventory and other reserves......................      5,066                5,827
                  Depreciation..................................................      ----                 ----
                                                                                   --------             --------
                         Gross deferred tax assets..............................     65,052               74,486
Deferred tax liabilities:
                  Employee pension plans........................................       (852)              (2,034)
                  Depreciation..................................................       (215)                 995
                  Other.........................................................       (986)              (1,371)
                                                                                   --------             --------
                         Net deferred tax assets before valuation allowance.....     62,999               72,076
                  Valuation allowance...........................................    (62,999)             (72,076)
                                                                                   --------             --------
                         Net deferred tax assets................................   $  ----              $  ----
                                                                                   ========             ========

         Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires that a valuation allowance be recorded against deferred tax assets for which there is a greater than fifty percent chance that the tax assets will not be realized. The period to use these deferred tax assets is 9 to 20 years for tax purposes, however, the accounting guidance requires that a shorter time frame be used to assess the probability of their realization.

         During Fiscal 1998, the athletic footwear industry conditions deteriorated. Converse reassessed the realizability of its deferred tax assets each quarter based on re-forecasts of estimated future earnings and the adoption of various business and tax planning strategies. These planning strategies included the sale and conversion of certain unprofitable foreign operations and anticipated enhancements of the Company's financial structure. Converse concluded that $25,264 of its deferred tax assets were realizable in accordance with the accounting guidance, and established additional valuation allowance of $9,879 during the year, fully reserving the tax benefits of Fiscal 1998 quarterly losses.

         During Fiscal 1999, the industry downturn continued. Converse reassessed the realizability of its deferred tax assets each quarter based on re-forecasts of estimated future earnings and progress being made in executing the business and tax planning strategies described above. Specifically, Converse sold and converted to distributors/licensees its operations in Canada and Italy in Fiscal 1999 and entered into discussions to sell and convert certain other unprofitable foreign operations. On November 29, 1999, the Company sold its non-footwear trademarks and licensee agreements in Japan resulting in a taxable gain of $24.8 million. Converse also had been in active discussions throughout 1999 with respect to various refinancing alternatives. Because the Company could not estimate with any degree of certainty which specific transactions and plans would ultimately be accomplished, Converse recorded a charge of $32,243 in Fiscal 1999 in order to establish a full valuation allowance against its deferred tax assets. This charge was offset by deferred assets created of $7,486 resulting in a deferred tax provision of $24,757.

         During Fiscal 2000, Converse continued to sell its unprofitable foreign operations to distributors/licensees and it continued in its effort to examine various refinancing alternatives. Due to the ongoing uncertainty of its ability to implement a refinancing alternative Converse concluded that it needed to continue to maintain a full valuation allowance against its deferred tax assets and, accordingly, did not record deferred benefits of $9,076 for Fiscal 2000. The Company's Fiscal 2000 tax expense recorded of $3,223 relates primarily to certain fixed foreign, federal and state taxes.

         At December 30, 2000, Converse had operating loss carryforwards of $159,326. The loss carryforwards expire between the years 2009 and 2019. In the event of a change of control of the Company, utilization of these operating loss carryforwards will be subject to limitation by Section 382 of the Internal Revenue Code.

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

Defined benefit pension plan

         Converse has a non-contributory defined benefit pension plan (the "Converse Pension Plan") covering substantially all salaried employees at its domestic operations. Retirement benefits generally are based on years of service and final average compensation with employees becoming vested upon completion of five years of service. The plan is funded by Company contributions to trust funds that are held for the sole benefit of the employees. It is Converse's practice to fund pension costs to the extent that such costs are tax deductible and in accordance with ERISA. The assets of the plan are primarily comprised of equity securities and fixed income investments. In Fiscal 1998 and Fiscal 2000, the net periodic pension costs were subject to a curtailment gain resulting from workforce reductions of $1,625 and $1,145, respectively.

Supplemental pension plans

         The Converse Supplemental Executive Retirement Plan (the "SERP") is a non-qualified supplemental pension plan offered to certain executives. Eligibility is determined by the Board of Directors. The purpose of the plan is to restore benefits that the Converse Inc. Retirement Plan would otherwise generate except for the limits imposed by the Internal

Revenue Code sections 415 and 401(1). These provisions limit the maximum benefits payable from a qualified plan and the amount of compensation used to calculate the benefit. Participants are not vested in the SERP until normal retirement (age 65 and at least 5 years of service).

         The Executive Benefit Plan (the "EBP") is a non-qualified supplemental pension plan offered to certain executives. Eligibility is determined by the Board of Directors. The EBP consists of split-dollar life insurance (paid for and owned by the Company) and a retirement income supplement. The split dollar benefit provides active service death benefits, which, at retirement may be converted to a ten-year retirement income supplement or to a paid-up retirement life insurance policy owned by the employee. Participants are not eligible to receive benefits unless they actively retire from Converse (age 55 with at least 5 years of service).

         Aggregated financial information, including the Converse Pension Plan, the SERP and the EBP, is shown in the following table:

                                                             JANUARY 2, 1999                JANUARY 1, 2000    DECEMBER 30, 2000
                                                             ---------------                ---------------    -----------------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year..........             $ 58,553                     $ 60,297           $ 54,794
     Service cost.....................................                1,718                        3,329              1,330
     Interest cost....................................                3,851                        4,152              4,212
     Curtailment (gain)...............................               (1,625)                        ----             (1,145)
     Actuarial loss (gain)............................                  440                       (9,942)              (508)
     Benefits paid....................................               (2,640)                      (3,042)            (2,902)
                                                                   ---------                    ---------          ---------
     Benefit obligation at end of year................             $ 60,297                     $ 54,794           $ 55,787
                                                                   =========                    =========          =========
CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year...             $ 59,507                     $ 65,730           $ 70,907
     Actual return on plan assets.....................                8,863                        8,037              5,173
     Employer contribution............................                 ----                          182                169
     Benefits paid....................................               (2,640)                      (3,042)            (2,902)
                                                                   ---------                    ---------          ---------
     Fair value of plan assets at end of year.........             $ 65,730                     $ 70,907           $ 73,347
                                                                   =========                    =========          =========

RECONCILIATION OF FUNDED STATUS
     Benefit obligation at end of year................             $(60,297)                    $(54,794)          $(55,787)
     Fair value of plan assets at end of year.........               65,730                       70,907             73,347
                                                                   ---------                    ---------          ---------
     Funded status at end of year.....................                5,433                       16,113             17,560
     Unrecognized prior service cost..................                  (62)                         (56)               (29)
     Unrecognized net actuarial loss (gain)...........               (1,889)                     (13,740)           (12,015)
                                                                   ---------                    ---------          ---------
     Prepaid benefit cost.............................               $3,482                       $2,317             $5,516
                                                                   =========                    =========          =========
WEIGHTED AVERAGE ASSUMPTIONS
     Discount rate....................................                 6.75%                        8.00%              7.50%
     Expected return on plan assets...................                 9.50%                        9.50%              9.50%
     Rate of compensation increase....................                 4.75%                        4.75%              4.75%


COMPONENTS OF NET PERIODIC BENEFIT COST
     Service cost.....................................              $ 1,718                       $3,329             $1,330
     Interest cost....................................                3,851                        4,152              4,212
     Expected return on plan assets...................               (5,646)                      (6,128)            (6,855)
     Amortization of prior service costs..............                   (6)                          (6)                (3)
     Amortization of actuarial (gain)/loss............                 ----                         ----               (629)
     Curtailment gains................................               (1,625)                        ----               (119)
                                                                   ---------                    ---------          ---------
     Net periodic benefit cost........................              $(1,708)                      $1,347             $(3,064)
                                                                   =========                    =========          =========


         The aggregate fair value of plan assets for the Converse Pension Plan of $73,347 exceeded the aggregate benefit obligation of $54,370 at December 30, 2000. The SERP and EBP with an aggregate benefit obligation of $1,417 are unfunded. Net prepaid pension benefits of $6,977 have been included in other assets and net pension liabilities of $1,461 have been included in current liabilities in the consolidated balance sheet.

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

         In the third quarter of Fiscal 1998, the Company notified retired employees that their medical and life benefits would terminate on January 1, 1999 and the employees would receive transition payments in three equal installments over a three-year period beginning January 5, 1999 based on age and dependents. As a result, the Company settled its obligations under the postretirement plan and recorded a settlement gain of $5,990. Transition payments of $333 and $198 were made in Fiscal 1999 and Fiscal 2000, respectively. The accrual for these future payments is included in accrued expenses on the consolidated balance sheet.

Other retirement plans and benefits

         Converse has a non-contributory defined contribution plan covering all hourly employees with at least one year of service at its domestic manufacturing and warehouse facilities. Contributions under this plan are fixed at $0.41 per hour of service with a maximum contribution based on 2,000 hours per employee. The defined contribution expense was $975, $490 and $406 for Fiscal 1998, 1999 and 2000, respectively.

         Converse also sponsors a savings plan. The total cost of this plan for Fiscal 1998, 1999 and 2000 was $325, $366, and $326, respectively.

13.      STOCK OPTION PLANS

Converse 1994 stock option plan

         The Board of Directors of Converse adopted the Converse Inc. 1994 Stock Option Plan (the "1994 Plan") as a means to encourage ownership of Converse common stock by key employees and enable Converse to attract and retain the services of outstanding employees in competition with other employers.

         The 1994 Plan authorizes grants to key employees, including executive officers of Converse and its subsidiaries, of incentive and non-qualified options to purchase shares of common stock. In 1998, the 1994 Plan was amended by the Company's Board of Directors and Stockholders to permit the granting of restricted stock in addition to stock options. The plan administrator has discretion to grant non-qualified options at less than 100% of the fair market value per share of the common stock of Converse on the date of grant. Converse incentive stock options must be granted with an exercise price of not less than 100% of the fair market value per share of common stock of Converse on the date of grant. Option prices are payable in full and in cash, upon the exercise of a stock option, and the proceeds are added to the general funds of Converse.

         In May 2000, the Company's Board of Directors authorized the Company to grant incentive stock options under the 1994 Plan to each of its full-time salaried employees as of May 10, 2000. The option allowed the eligible employees to purchase 500 shares of the Company's common stock at the closing price on May 10, 2000 and these rights were vested in cumulative installments of 50% on each of the first two anniversaries of the date of the grant.

         As of December 30, 2000, the number of shares of common stock, which may be issued under the 1994 Plan, was 3,300,000 subject to adjustment upon the occurrence of certain contingencies. The maximum number of shares with respect to which options or restricted stock may be granted to any individual during any calendar year and during the term of the 1994 Plan is 500,000 and 750,000, respectively. Options under the 1994 Plan generally expire nine years from the grant date.

         The 1994 Plan will terminate in October 2004, subject to the right of the Board of Directors to suspend or discontinue the 1994 Plan at any prior date and the rights of holders of options to exercise options after such date in accordance with the terms of such options.

         The following table summarizes stock option activity under the 1994
Plan:

                                                                                                      WEIGHTED AVERAGE
                                                      NUMBER OF                 EXERCISE                EXERCISE PRICE
                                                       OPTIONS               PRICE PER SHARE              PER SHARE
                                                      ----------           ------------------         ----------------
Outstanding at January 3, 1998..............           1,788,750            $4.00 -  $26.88                $ 8.85
Granted.....................................             438,000            $4.75  - $7.50                   7.43
Canceled....................................            (468,400)           $5.265- $26.875                 14.51
Exercised...................................              (1,600)           $7.00                            7.00
                                                      -----------
Outstanding at January 2, 1999..............           1,756,750            $4.00 -  $26.875                 6.99
                                                      -----------
Granted.....................................             422,000            $3.688 - $4.625                  3.75
Canceled....................................            (217,200)           $3.688- $20.625                  6.62
Exercised...................................               -----                      -----                 -----
                                                      -----------
Outstanding at January 1, 2000..............           1,961,550            $3.688- $26.875                  6.33
                                                      -----------
Granted.....................................             297,500            $0.656 - $1.625                  0.69
Canceled....................................            (801,000)           $0.656 - $23.00                  6.46
Exercised...................................               -----                      -----                 -----
                                                      -----------
Outstanding at December 30, 2000............           1,458,050            $0.656- $26.875                  5.11
                                                      ===========
Exercisable at December 30, 2000............             821,550
                                                      ===========
Restricted stock outstanding at
   December 30, 2000........................             280,000
                                                      ===========
Available for future grants.................           1,209,550
                                                      ===========


         The following table summarizes information about the 1994 Plan stock options outstanding at December 30, 2000:



                                         OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                  ---------------------------------------------------------------   ----------------------------------------
                                              WEIGHTED
                                               AVERAGE
                        NUMBER               REMAINING             WEIGHTED              NUMBER                WEIGHTED
   RANGE OF         OUTSTANDING AT          CONTRACTUAL            AVERAGE           EXERCISABLE AT             AVERAGE
EXERCISE PRICES    DECEMBER 30, 2000        LIFE (YEARS)        EXERCISE PRICE      DECEMBER 30, 2000       EXERCISE PRICE
---------------    -----------------        ------------        --------------      -----------------       --------------
$0.656 - $1.625            250,500               8                 $ 0.69                    ----                  N/A
$3.6875                    191,000               7                   3.69                  38,200               $ 3.69
$4.00-$5.625               584,550               4                   5.01                 465,950                 5.02
$6.125-$8.645              323,000               6                   7.11                 232,400                 7.03
$9.401-$11.456              99,000               5                  10.90                  79,000                10.89
$26.875                     10,000               5                  26.88                   6,000                26.88
                       ===========                                                     ==========
                         1,458,050                                                        821,550
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

         Converse has reserved an aggregate of 45,000 shares for issuance under the 1995 Plan. Options to purchase 22,500 of these shares were granted during 1995 at the fair market value on the date of grant of $9.88. No grants have been made since this time. These stock options become exercisable in equal one-third increments on the anniversaries of the grant date beginning on March 22, 1996 and expire ten years from the date of grant. No such options were exercised since their grant and all options remain outstanding at December 30, 2000.

Restricted stock awards

         In 1998, the Company amended the 1994 Plan to permit the granting of restricted stock. All restricted stock grants are subject to restrictions as to continuous employment. The restricted stock vests 100% on the third anniversary of the grant date. As there is no exercise payment associated with the restricted stock awards, the cost of the awards, determined as the fair market value of the shares on the date of grant, is charged to expense ratably over the three year vesting period. In 2000, 145,000 shares of restricted stock were cancelled due to resignations, resulting in the reversal of paid-in capital and unearned compensation of $308. Amortization of restricted stock for Fiscal 1998, 1999 and 2000 was $217, $580 and $475, respectively.

Employee stock purchase plan

         The Company adopted an Employee Stock Purchase Plan (the "ESPP") in 1998. The Company reserved 500,000 shares of common stock for issuance under the ESPP. Eligible employees may invest up to $10 per year through payroll deductions. The purchase price of the shares is equal to 85% of the lower of the fair market value of the stock as of the first or last trading day of each purchase period. The first purchase period began on October 1, 1998 and ran through February 28, 1999. Thereafter, each purchase period will run for six months. There were no shares issued under the ESPP during 1998. During 1999, 68,057 shares of common stock were issued under the ESPP for proceeds of $151. During 2000, 56,530 shares of common stock were issued under the ESPP. Proceeds of $50 were recorded in conjunction with this purchase.


Stock-based compensation

         The Company accounts for stock-based compensation using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the Company's stock option plans. The Company has adopted the disclosure-only provisions Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). Had compensation cost been determined based on the fair value at the grant dates for awards in 1998, 1999, and 2000 consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                   FISCAL YEAR ENDED
                                           ----------------------------------------------------------------
                                            JANUARY 2, 1999        JANUARY 1, 2000        DECEMBER 30, 2000
                                           ----------------        ---------------        -----------------
Net loss - as reported.................         $(22,815)              $(43,608)              $(27,445)
Net loss - pro forma...................          (24,493)               (45,073)               (28,078)
Basic and diluted loss per share
  As reported..........................          $ (1.32)               $ (2.50)               $ (1.57)
Basic and diluted loss per share
  Pro forma............................            (1.41)                 (2.59)                 (1.60)

         The fair value of options granted at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                   FISCAL YEAR ENDED
                                               -------------------------------------------------------------
                                               JANUARY 2, 1999     JANUARY 1, 2000         DECEMBER 30, 2000
                                               ---------------     ---------------         -----------------
Expected life (years)............                    6.0                 6.0                       5.6
Interest rate....................                    5.12%               5.61%                     6.15%
Volatility.......................                   69.44%              76.53%                   106.59%
Dividend yield...................                    ----                ----                      ----


         The weighted average grant date fair value of options granted during Fiscal 1998, Fiscal 1999 and Fiscal 2000 was $3.07, $2.65 and $0.56,
respectively.

         The pro forma net income and earnings per share amounts reflected above do not include a tax benefit for Fiscal 1998, 1999 or 2000 as a full valuation allowance would have been provided against any such benefit. The pro forma effect on net income for Fiscal 1998, Fiscal 1999 and Fiscal 2000 is not necessarily indicative of future amounts as it does not take into consideration pro forma compensation expense related to grants made prior to 1995 as SFAS 123 does not apply to awards prior to 1995.

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

         Rental expense under operating leases was as follows:

                                                                   FISCAL YEAR ENDED
                                        --------------------------------------------------------------------
                                        JANUARY 2, 1999            JANUARY 1, 2000         DECEMBER 30, 2000
                                        ---------------            ---------------         -----------------
Minimum rentals.................             $4,510                     $4,756                    $4,421
Contingent rentals...............             1,763                      1,197                       867
                                             ------                     ------                    ------
                                             $6,273                     $5,953                    $5,288
                                             ======                     ======                    ======

         Future minimum lease payments under operating leases are $5,031, $3,674, $2,774, $2,328 and $10,131 for 2001 through 2005 and thereafter, respectively.

15.      COMMITMENTS AND CONTINGENCIES

         Converse is or may become a defendant in a number of pending or threatened legal proceedings in the ordinary course of its business. Converse believes the ultimate outcome of any such proceedings will not have a material adverse effect on its financial position or results of operations.

16.      RELATED PARTY TRANSACTIONS

         On November 17, 1994, Converse entered into a consulting agreement with Apollo Advisors, L.P., an affiliate of the owners of 32% of the outstanding common stock of the Company, pursuant to which Apollo Advisors, L.P. provides corporate advisory, financial and other consulting services to Converse. Fees under the agreement were initially payable at an annual rate of $500 plus out-of-pocket expenses. This consulting agreement continues on a year-to-year basis unless terminated by the Converse Board of Directors.

17.      OTHER FINANCIAL DATA

         Items charged to earnings during Fiscal 1998, 1999 and 2000 included the following:


                                                                            FISCAL YEAR ENDED
                                                      ------------------------------------------------------------------
                                                      JANUARY 2, 1999          JANUARY 1, 2000         DECEMBER 30, 2000
                                                      ---------------          ---------------         -----------------
         Advertising and promotion...........              $23,713                  $15,498                  $7,763
         Research and development............               $7,659                   $6,200                  $3,541


18.      BUSINESS SEGMENT INFORMATION

         Converse adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about business segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. Converse operates in one industry segment: designing, manufacturing and marketing of athletic and leisure footwear, apparel and accessories. Business segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Converse's chief operating decision making group is the Company's operating committee, which is comprised of the Chairman and the lead executives of each of the Company's business segments.

         The Company's business units have been aggregated into four reportable segments [United States; Europe, Middle East, Africa; Asia Pacific; and Americas (excluding United States)]. Each of these segments has separate management teams and infrastructures and offer different products and services. The lead executive for each business segment manages the profitability and cash flow of each respective segment's various product lines and businesses.

         Converse has a diversified customer base with one customer accounting for 19% of the Company's net revenue in Fiscal 1998, 17% in Fiscal 1999 and 13% in Fiscal 2000. Sales to this significant customer are included in the Asia Pacific segment.

         The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements except the disaggregated financial results for Converse's business segments have been prepared using a management approach, which is consistent with the basis and manner in which Converse management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates the performance of its business segments based on net sales, gross margin, royalty income, depreciation and amortization, interest expense, other operating costs, other (income) expense, pretax profit and total assets. The intersegment sales are accounted for based on established sales prices between the related companies and pertain primarily to sales from the United States to various foreign operations. For SFAS No. 131 disclosures, the Company has allocated interest expense to each segment based on its respective accounts receivable and inventory balances. Certain other operating costs have been allocated based on gross footwear sales. The $9,300 gain in Fiscal 1998 related to the termination of the post retirement medical benefit plan has been fully allocated to the United States segment.

         Summarized financial information concerning the Company's reportable business segments is shown in the following table. The information for Fiscal 1999 and Fiscal 1998 has been restated from the prior year's presentation in order to conform to the Fiscal 2000 presentation.


                                                          EUROPE,                       AMERICAS
                                                        MIDDLE EAST,                   (EXCLUDING
                                       UNITED STATES      AFRICA      ASIA PACIFIC    UNITED STATES)  ELIMINATIONS    CONSOLIDATED
                                       -------------      ------      ------------    --------------  ------------    ------------
FISCAL 2000
Net revenue to customer................  $144,199       $ 33,104       $ 27,323          $ 4,424        $   ----       $209,050
Intersegment net sales.................    11,909           ----           ----             ----         (11,909)          ----
Gross margin...........................    27,442          2,266          3,593             (158)           ----         33,143
Royalty income.........................     3,607          2,782          8,287            1,631            ----         16,307
Depreciation and amortization..........     1,221             93            187               25            ----          1,526
Net interest expense...................    14,787          3,685          2,473              450            ----         21,395
Restructuring, impairment and other
  unusual charges......................     6,423            362            287               (1)           ----          7,071
Other operating costs..................    29,616         13,920          9,899             1,361           ----         54,796
Other (income) expense.................    (4,220)        (4,773)        (2,116)              (7)           ----        (11,116)
                                         --------       --------       --------          -------        --------       --------
Segment pretax profit (loss)...........  $(16,778)      $ (8,239)      $  1,150          $  (355)       $   ----       $(24,222)
                                         ========       ========       ========          =======        ========       ========

Segment total assets...................  $ 87,096       $  6,863        $ 2,723          $   501        $   ----       $ 97,183
Segment long-lived assets..............     5,850            227            178             ----            ----          6,255
Segment capital expenditures...........       158             18            100             ----            ----            276

FISCAL 1999
Net revenue to customer................  $134,802       $ 54,649        $38,829          $ 6,874        $   ----       $235,154
Intersegment net sales.................    24,959           ----           ----             ----         (24,959)          ----
Gross margin...........................    32,426         12,730          9,265              836            ----         55,257
Royalty income.........................     2,815          2,663         12,909            2,079            ----         20,466
Depreciation and amortization..........     1,347            109            205               83            ----          1,744
Net interest expense...................    12,555          5,859          2,844            1,031            ----         22,289
Gain on sale of trademarks.............      ----           ----         24,811             ----            ----         24,811
Restructuring, impairment  and other
  unusual charges......................     4,016          4,362            297              693            ----          9,368

Other operating costs..................    41,978         21,652         15,115            3,275            ----         82,020
Other (income) expense.................    10,222         (6,192)        (3,066)              83            ----          1,047
                                         --------       --------       --------          -------        --------       --------

Segment pretax profit (loss)...........  $(34,877)      $(10,397)       $31,590          $(2,250)       $   ----       $(15,934)
                                         ========       ========       ========          =======        ========       ========

Segment total assets...................  $127,670       $ 19,466        $ 3,839          $ 1,388        $   ----       $152,363
Segment long-lived assets..............    16,930          1,736            177               12            ----         18,855
Segment capital expenditures...........     1,640          1,035             34                9            ----          2,718

FISCAL 1998
Net revenue to customer................  $169,263       $ 74,602        $59,753          $ 9,506        $   ----       $313,124
Intersegment net sales.................    47,344           ----           ----             ----         (47,344)          ----
Gross margin...........................    35,376         15,973         17,697            1,636            ----         70,682
Royalty income.........................     3,069          1,820         12,846            2,440            ----         20,175
Depreciation and amortization..........     1,337            117            192               71            ----          1,717
Net interest expense...................    10,613          4,771          2,275              828            ----         18,487
Other operating costs..................    40,784         29,627         15,899            4,656            ----         90,966
Other (income) expense.................    11,212         (9,179)        (2,510)             111            ----           (366)
                                         --------       --------       --------          -------        --------       --------

Segment pretax profit (loss)...........  $(25,501)      $ (7,543)       $14,687          $(1,590)       $   ----       $(19,947)
                                         ========       ========       ========          =======        ========       ========

Segment total assets...................   156,318         33,066          4,834            3,999            ----        198,217
Segment long-lived assets..............    18,839          1,767            182               50            ----         20,838
Segment capital expenditures...........     4,179            540             54               14            ----          4,787


20.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Following is a summary of unaudited quarterly information:


                                                       FIRST         SECOND           THIRD         FOURTH
                                                      QUARTER        QUARTER         QUARTER        QUARTER

Year ended January 1, 2000
Net revenue                                           $70,998         $ 58,320       $61,651       $ 44,185
Gross profit.............................             $18,741         $ 15,052       $14,836       $  6,628
Net earnings (loss)......................             $(3,239)        $ (5,580)      $(8,576)      $(26,213)
                                                      -------         --------       -------       --------
Net earnings (loss) per share............             $( 0.19)        $ ( 0.32)      $( 0.49)      $  (1.50)
                                                      =======         ========       =======       ========



Year ended December 30, 2000
Net revenue                                           $52,395         $ 56,524       $53,552       $ 46,579
Gross profit.............................             $11,555         $ 12,238       $10,695       $ (1,345)
Net earnings (loss)......................             $(5,067)        $ (4,710)      $(6,298)      $(11,370)
                                                      -------         --------       -------       --------
Net earnings (loss) per share............             $ (0.29)        $ ( 0.27)      $( 0.36)      $  (0.65)
                                                      =======         ========       =======       ========

                                  SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS

                         (DOLLAR AMOUNTS IN THOUSANDS)



                                                          BEGINNING      ADDITIONS (REVERSALS)    DEDUCTIONS             ENDING
         DESCRIPTION                                       BALANCE            AND EXPENSES        (ADDITIONS)            BALANCE
         -----------                                       -------                --------        -----------            -------
Year Ended January 2, 1999:
         Allowance for Doubtful Accounts.............     $ 2,066             $ 1,904                 $ 1,053            $ 2,917
         Inventory Reserve                                  2,962                 410                     327              3,045
         Deferred Tax Asset Valuation Allowance......
                                                           20,877               9,406                    (473)            30,756
Year Ended January 1, 2000:
         Allowance for Doubtful Accounts.............     $ 2,917             $ 2,808                 $ 1,130            $ 4,595
         Inventory Reserve                                  3,045                 146                     776              2,415
         Deferred Tax Asset Valuation Allowance......
                                                           30,756              32,243                    ----             62,999
Year Ended December 30, 2000:
         Allowance for Doubtful Accounts.............     $ 4,595             $ 2,301                 $ 2,979            $ 3,917
         Inventory Reserve                                  2,415               5,602                     475              7,542
         Deferred Tax Asset Valuation Allowance......
                                                           62,999               8,653                    ----             71,652
