Form 10-K/A
period 2000-12-30
CONVERSE INC
filed 2001-04-19
CIK 716934

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K/A
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000.

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

The Company is amending its Form 10-K for Fiscal Year ended December 30, 2000, filed on April 16, 2001, to make certain corrections to the financial statements referred to in Item 8 of Part II and Item 11 of Part III. The corrections in the financial statements have been made to Pg. F-6, Consolidated Statement of Stockholders' Equity and Comprehensive Income, Pg. F-19, Note 12 of Notes to the Consolidated Financial Statements, "Employee Benefits", and Pg. F-26, Note 18 of Notes to Consolidated Financial Statements, "Business Segment Information".

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

ITEM 11.  EXECUTIVE COMPENSATION.
---------------------------------

    The following table sets forth certain information for each period presented with respect to compensation awarded to, earned by or paid to Converse's Chief Executive Officer during 2000 and to the four most highly compensated executive officers of Converse other than Converse's Chief Executive Officer (the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                Annual Compensation              LONG-TERM COMPENSATION AWARDS
                                       -----------------------------------     ----------------------------------
                                                                                                   SECURITIES
                                                              OTHER ANNUAL       RESTRICTED        UNDERLYING        ALL OTHER
NAME                                   SALARY       BONUS     COMPENSATION     STOCK AWARD(S)        OPTIONS        COMPENSATION
 AND PRINCIPAL POSITION        YEAR      ($)       ($) (1)         ($)            ($) (2)              (#)               ($)
--------------------------------------------------------------------------------------------------------------------------------
Glenn N. Rupp                  2000    500,000        0              0                   0              500            2,625 (4)
 Chairman and Chief            1999    500,000        0              0             184,375                0            2,500
 Executive Officer             1998    500,000        0              0             222,500                0            2,500

Alistair Thorburn              2000    246,750        0         74,067 (3)               0              500           24,917 (5)
 Executive Vice President      1999    247,262        0         66,204             147,500                0           24,250
                               1998    235,000        0         69,287             166,875                0           24,598

Jack A. Green                  2000    216,000        0              0                   0              500            2,625 (4)
 Senior Vice President         1999    211,769        0              0              73,750                0            2,500
 Administration, General       1998    197,227        0              0              55,625                0            2,500
 Counsel and Secretary

Herbert R. Rothstein           2000    210,000        0              0                   0              500            2,625 (4)
 Executive Vice President      1999    199,382        0              0              73,500                0            2,500
 Operations                    1998    180,546        0              0              50,000                0            2,500

James E. Lawlor                2000    176,756        0              0                   0              500            2,625 (4)
 Senior Vice President         1999    164,040        0              0                   0                0            2,370
 and Chief Financial Officer   1998    151,539        0              0                   0                0            2,273

James E. Solomon(6)            2000    210,000        0              0                   0                0            2,625 (4)
 Senior Vice President,        1999    300,000        0              0             147,500                0            2,500
 Sales and Marketing           1998    295,192        0              0                   0                0           95,500

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

                                                                      YEARS OF
                                                                  CREDITED SERVICE               ANNUAL
NAME                                                            AT DECEMBER 30, 2000        BENEFITS PAYABLE
---------------------------------------------------------       --------------------        ----------------
Glenn N. Rupp............................................                4.75                    148,203
Jack A. Green............................................               17.17                     83,522
Herbert R. Rothstein.....................................               12.34                     56,310
James E. Lawlor..........................................               22.00                     90,372

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in North Reading, Massachusetts on April 19, 2001.

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

                        CONVERSE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
               (Dollars in thousands, except per share amounts)

                                  Total                                   Accumulated
                               Stockholders'                  Retained       Other                    Additional
                                  Equity     Comprehensive    Earnings   Comprehensive     Common      Paid-in         Unearned
                              (Deficiency)   Income (Loss)   (Deficit)      Income          Stock      Capital       Compensation
                              ------------   ------------    ---------   -------------     ------     ----------     ------------
Balance, January 3, 1998...    (47,982)                      (65,314)       (2,257)        17,318          2,271               --
Comprehensive income
  (loss)...................
  Net Loss.................    (22,815)        (22,815)      (22,815)
  Other comprehensive
   income (loss), net of
   tax
   Foreign currency
   translation adjustments.        819             819                         819
                                              ---------
Comprehensive income
  (loss)...................                   $(21,996)
                                              =========
Exercise of common stock
  options..................         11                                                           2             9
Issuance of common stock
  warrants (Note 9)........        440                                                                       440
Issuance of restricted
  stock (Note 13)..........         --                                                                       975             (975)
Amortization of unearned
  compensation.............        217                                                                                        217
                              --------                       --------      -------         -------       -------          -------
Balance, January 2, 1999       (69,310)                      (88,129)       (1,438)         17,320         3,695             (758)
Comprehensive income
  (loss)...................    (43,608)        (43,608)      (43,608)
  Net loss.................
  Other comprehensive
    income (loss), net of
    tax,
    Foreign currency
    translation adjustments       (552)           (552)                       (552)
                                              ---------
Comprehensive income
  (loss)...................                   $(44,160)
                                              --------
Employee stock purchase plan
  share issuance...........        151                                                          68            83
Exercise of warrants.......        194                                                          91           103
Issuance of restriced
  stock (Note 13)..........         --                                                                       968             (968)
Cancellation of restricted
  stock....................         --                                                                       (85)              85
Amortization of unearned
  compensation.............        580                                                                                        580
                              --------                       --------      -------         -------       -------          -------
Balance, January 2, 1999...  $(112,545)                     $(131,737)     $(1,990)        $17,479       $ 4,764          $(1,061)
Comprehensive income
  (loss)...................    (27,445)        (27,445)       (27,445)
  Other comprehensive
   income (loss), net of
   tax
   Foreign currency
   translation adjustments.       (730)           (730)                       (730)
                                              --------
Comprehensive income (loss)                   $(28,175)
Employee stock purchase                       ========
  plan share issuance.....          50                                                          57            (7)
Cancellation of restricted
  stock...................          --                                                                      (308)             308
Amortization of unearned
  compensation............         475                                                                                        475
                              --------                       --------      -------         -------       -------          -------
Balance, December 30,
  2000....................   $(140,195)                     $(159,182)     $(2,720)        $17,536       $ 4,449          $  (278)
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

         Aggregated financial information, including the Converse Pension Plan, the SERP and the EBP, is shown in the following table:

                                                             JANUARY 2, 1999                JANUARY 1, 2000    DECEMBER 30, 2000
                                                             ---------------                ---------------    -----------------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year..........             $ 58,553                     $ 60,297           $ 54,794
     Service cost.....................................                1,718                        3,329              1,330
     Interest cost....................................                3,851                        4,152              4,212
     Curtailment (gain)...............................               (1,625)                        ----             (1,145)
     Actuarial loss (gain)............................                  440                       (9,942)              (502)
     Benefits paid....................................               (2,640)                      (3,042)            (2,902)
                                                                   ---------                    ---------          ---------
     Benefit obligation at end of year................             $ 60,297                     $ 54,794           $ 55,787
                                                                   =========                    =========          =========
CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year...             $ 59,507                     $ 65,730           $ 70,907
     Actual return on plan assets.....................                8,863                        8,037              5,173
     Employer contribution............................                 ----                          182                169
     Benefits paid....................................               (2,640)                      (3,042)            (2,902)
                                                                   ---------                    ---------          ---------
     Fair value of plan assets at end of year.........             $ 65,730                     $ 70,907           $ 73,347
                                                                   =========                    =========          =========

RECONCILIATION OF FUNDED STATUS
     Benefit obligation at end of year................             $(60,297)                    $(54,794)          $(55,787)
     Fair value of plan assets at end of year.........               65,730                       70,907             73,347
                                                                   ---------                    ---------          ---------
     Funded status at end of year.....................                5,433                       16,113             17,560
     Unrecognized prior service cost..................                  (62)                         (56)               (29)
     Unrecognized net actuarial loss (gain)...........               (1,889)                     (13,740)           (12,015)
                                                                   ---------                    ---------          ---------
     Prepaid benefit cost.............................               $3,482                       $2,317             $5,516
                                                                   =========                    =========          =========
WEIGHTED AVERAGE ASSUMPTIONS
     Discount rate....................................                 6.75%                        8.00%              7.50%
     Expected return on plan assets...................                 9.50%                        9.50%              9.50%
     Rate of compensation increase....................                 4.75%                        4.75%              4.75%


COMPONENTS OF NET PERIODIC BENEFIT COST
     Service cost.....................................              $ 1,718                       $3,329             $1,330
     Interest cost....................................                3,851                        4,152              4,212
     Expected return on plan assets...................               (5,646)                      (6,128)            (6,855)
     Amortization of prior service costs..............                   (6)                          (6)                (3)
     Amortization of actuarial (gain)/loss............                 ----                         ----               (629)
     Curtailment gains................................               (1,625)                        ----             (1,119)
                                                                   ---------                    ---------          ---------
     Net periodic benefit cost........................              $(1,708)                      $1,347             $(3,064)
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


                                                          EUROPE,                       AMERICAS
                                                        MIDDLE EAST,                   (EXCLUDING
                                       UNITED STATES      AFRICA      ASIA PACIFIC    UNITED STATES)  ELIMINATIONS    CONSOLIDATED
                                       -------------      ------      ------------    --------------  ------------    ------------
FISCAL 2000
Net revenue to customer................  $144,199       $ 33,104       $ 27,323          $ 4,424        $   ----       $209,050
Intersegment net sales.................    11,909           ----           ----             ----         (11,909)          ----
Gross margin...........................    27,442          2,266          3,593             (158)           ----         33,143
Royalty income.........................     3,607          2,782          8,287            1,631            ----         16,307
Depreciation and amortization..........     1,221             93            187               25            ----          1,526
Net interest expense...................    14,787          3,685          2,473              450            ----         21,395
Restructuring, impairment and other
  unusual charges......................     6,423            262            387               (1)           ----          7,071
Other operating costs..................    29,616         13,920          9,899             1,361           ----         54,796
Other (income) expense.................    (4,220)        (4,773)        (2,116)              (7)           ----        (11,116)
                                         --------       --------       --------          -------        --------       --------
Segment pretax profit (loss)...........  $(16,778)      $ (8,139)      $  1,050          $  (355)       $   ----       $(24,222)
                                         ========       ========       ========          =======        ========       ========

Segment total assets...................  $ 87,096       $  6,863        $ 2,723          $   501        $   ----       $ 97,183
Segment long-lived assets..............     5,850            227            178             ----            ----          6,255
Segment capital expenditures...........       158             18            100             ----            ----            276

FISCAL 1999
Net revenue to customer................  $134,802       $ 54,649        $38,829          $ 6,874        $   ----       $235,154
Intersegment net sales.................    24,959           ----           ----             ----         (24,959)          ----
Gross margin...........................    32,426         12,730          9,265              836            ----         55,257
Royalty income.........................     2,815          2,663         12,909            2,079            ----         20,466
Depreciation and amortization..........     1,347            109            205               83            ----          1,744
Net interest expense...................    12,555          5,859          2,844            1,031            ----         22,289
Gain on sale of trademarks.............      ----           ----         24,811             ----            ----         24,811
Restructuring, impairment  and other
  unusual charges......................     4,016          4,362            297              693            ----          9,368

Other operating costs..................    41,978         21,652         15,115            3,275            ----         82,020
Other (income) expense.................    10,222         (6,192)        (3,066)              83            ----          1,047
                                         --------       --------       --------          -------        --------       --------

Segment pretax profit (loss)...........  $(34,877)      $(10,397)       $31,590          $(2,250)       $   ----       $(15,934)
                                         ========       ========       ========          =======        ========       ========

Segment total assets...................  $127,670       $ 19,466        $ 3,839          $ 1,388        $   ----       $152,363
Segment long-lived assets..............    16,930          1,736            177               12            ----         18,855
Segment capital expenditures...........     1,640          1,035             34                9            ----          2,718

FISCAL 1998
Net revenue to customer................  $169,263       $ 74,602        $59,753          $ 9,506        $   ----       $313,124
Intersegment net sales.................    47,344           ----           ----             ----         (47,344)          ----
Gross margin...........................    35,376         15,973         17,697            1,636            ----         70,682
Royalty income.........................     3,069          1,820         12,846            2,440            ----         20,175
Depreciation and amortization..........     1,337            117            192               71            ----          1,717
Net interest expense...................    10,613          4,771          2,275              828            ----         18,487
Other operating costs..................    40,784         29,627         15,899            4,656            ----         90,966
Other (income) expense.................    11,212         (9,179)        (2,510)             111            ----           (366)
                                         --------       --------       --------          -------        --------       --------

Segment pretax profit (loss)...........  $(25,501)      $ (7,543)       $14,687          $(1,590)       $   ----       $(19,947)
                                         ========       ========       ========          =======        ========       ========

Segment total assets...................   156,318         33,066          4,834            3,999            ----        198,217
Segment long-lived assets..............    18,839          1,767            182               50            ----         20,838
Segment capital expenditures...........     4,179            540             54               14            ----          4,787


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
